Form 10QSB
period 2003-12-31
FIDELITY CAPITAL CONCEPTS LTD
filed 2004-03-23
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

Commission file Number:  0-50489

FIDELITY CAPITAL CONCEPTS LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222930

(I.R.S. Employer Identification Number)

Suite 1000, 409 Granville Street

Vancouver, B.C., V6C 1T2     Canada

(Address of principal executive offices)

(604)681-9588

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:     5,400,000 common shares as at December 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

FIDELITY CAPITAL CONCEPTS LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of December 31, 2003

Statements of Operations for the three months

ended December 31, 2003

Statements of Stockholders' Equity

Statements of Cash Flows for the period ended

December 31, 2003

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

ITEM 1.

FINANCIAL INFORMATION

Part I

Financial Statements

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2003

(Unaudited - Prepared by Management)

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity (Deficit)

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

	December 31	September 30
	2003	2003
ASSETS

Current assets
Cash	$113,885	$124,524
Accounts receivable	11,239	18,856
Inventory	35,967	16,456

	161,091	159,836

Equipment	1,575	1,636

Total Assets	$162,666	$161,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$3,348	$8,759
Due to related party (note 2)	36,367	28,677

Total Liabilities	39,715	37,436

Stockholders' Equity

Capital stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued:	5,400	5,400
5,400,000 common shares
Additional paid-in capital	118,899	118,354

Accumulated other comprehensive income	717	80

Deficit accumulated during the development stage	(2,065)	202

Total Stockholders' Equity	122,951	124,036

Total Liabilities and Stockholders' Equity	$162,666	$161,472

The accompanying notes are an integral part of these finanical statements.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Consolidated Statements of Shareholders' Equity

Period from Inception (April 25, 2003) to December 31, 2003

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

The accompanying notes are an integral part of these finanical statements.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

	Cumulative
	from April 25	Three	April 25
	2003	Months	2003
	(inception) to	Ended	(inception) to
	December 31	December 31	September 30
	2003	2003	2003

Sales	$54,663	$28,972	$25,691

Cost of sales	27,535	13,867	13,668

Gross profit	27,128	15,105	12,023

Expenses
Advertising and promotion	6,247	4,287	1,960
Amortization	415	126	289
Automotive	2,787	1,669	1,118
Imputed interest expense	1,545	545	1,000
Interest expense and bank charges	607	607	-
Management fee	1,520	1,520	-
Office and miscellaneous	2,784	2,185	599
Professional fees	3,379	247	3,132
Rent	1,082	1,082	-
Repairs & Maintenance	194	194	-
Sales commissions	2,928	2,928	-
Utilities	1,582	1,135	447
Website design	4,123	847	3,276

	29,193	17,372	11,821

Net income (loss) for the period	$(2,065)	$(2,267)	$202

Earnings per share - basic and diluted		$0.00	$0.00
Weighted average number of
shares outstanding - basic and diluted		5,400,000	4,710,548

The accompanying notes are an integral part of these finanical statements.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

	Cumulative
	from April 25	Three	April 25
	2003	Months	2003
	(inception) to	Ended	(inception) to
	December 31	December 31	September 30
	2003	2003	2003

Cash flow from (used in) operating activities
Net income (loss) for the period	$(2,065)	$(2,267)	$202
Adjustment for items not involving cash:
- amortization	415	126	289
- imputed interest expense	1,545	545	1,000
Change in non-cash working capital items:
- decrease (increase) in accounts receivable	(11,239)	7,617	(18,856)
- increase in inventory	(35,967)	(19,511)	(16,456)
- increase (decrease) in accounts payable and
accrued liabilities	3,348	(5,411)	8,759
- net effect of the acquisition of
Fidelity Capital Concepts Limited	(2,346)	-	(2,346)

	(46,309)	(18,901)	(27,408)

Cash flows (used in) investing activities
Purchase of equipment	(1,925)	-	(1,925)

Cash flow from financing activities
Increase in due to related party	36,467	7,690	28,777
Proceeds from share issuance	125,000	-	125,000

	161,467	7,690	153,777

Effect of exchange rate changes	652	572	80

Change in cash position during the period	113,233	(11,211)	124,444

Cash position, beginning of period	-	124,524	-
Cash position, end of period	$113,885	$113,885	$124,524

The accompanying notes are an integral part of these finanical statements.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements December 31, 2003

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

1.                    Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, statement of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2003, and the results of operations and cash flows for the interim periods ended December 31, 2003. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the company's consolidated financial statements for the fiscal period ended September 30, 2003 included in the annual report previously filed on Form 10-KSB. The result of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.	Related Party Transactions
(a)	The amounts due to related party consists of advances from stockholders which is non-interest bearing with no stated terms of repayments. The Company recorded imputed interest of $545 at 6% per annum for the three months ended December 31, 2003.

	(b)	The Company incurred $2,000 management fees to one of its stockholders for the three months period ended December 31, 2003.

Item 2 - Plan of Operation

We currently hold working capital of approximately $120,000 which will be sufficient to fund the continuing operations and expansion of our silk garment sales division and possible additional acquisitions.  The funds which we have on hand are also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

Management does not anticipate the need to conduct any product research and development with respect to our silk garment sales division over the next 12 months.  Management does not anticipate the purchase or sale of any significant equipment or significant changes in the number of the company's employees over the next 12 months.  Currently, we maintain sufficient office and warehouse space to accommodate up to a 100% increase in our projected sales over the next 24 months.  Contract employees may be hired during peak retail sales periods to assist in receiving orders and processing shipments.  One of the principal advantages to running wholesale and retail silk garment sales through the internet and via mail order is the ability to maintain low warehousing and payroll expenses.

The following is a discussion of our general plan of operation for the next 12 months.  This plan of operation will be implemented by our Vice-President of Operations and Product Development and is based on her prior experience in internet and mail order wholesale and retail silk garment sales.

There are two primary target groups for KAS products; wholesale customers and retail/internet customers.

Wholesale customers may include some of the following:

  Lingerie stores - full product line

  Sporting Goods stores - turtlenecks, long leggings for wear under winter sports clothing for children and adults

  Motorcycle stores - for wear under leather garments

  Movie Industry supply stores - undergarments for industry (set personnel)

Retail Customers we will target include the following:

  Females primarily ages 25 to 85 years

  Males primarily ages 25 to 85 years

  Children primarily ages 10 to 16 years

KAS supplies its products at a 60% markup for wholesale customers and 100% markup for retail and internet customers.

Wholesale Sales

Our target wholesale group is small retail outlets or special orders for movie/television productions, etc.  We provide our wholesale clients with products within one or five days of receipt of order depending on their location in North America.

Management markets to these outlets from our warehouse.  To complement management's marketing efforts, we use the services of sales representatives in key North American markets.  KAS has secured the services of a successful and industry respected agent for our product in BC, Alberta, Saskatchewan and Ontario.  We may retain similar sales representatives in other key markets in North America (i.e., New York, Los Angeles).

Retail Sales

Our target retail customer group is middle to upper income women from all age groups.  Our market research indicates that women could account for approximately 80% of the total retail customer sales of KAS.  It is management's experience that women may also order silk undergarments for their children.  Although the primary target group is women, we intend to also market to men.  This is an emerging market we intend to develop.  Previous experience has indicated there is a demand for men's products.

Our retail prices should be particularly attractive to American customers who, due to favourable exchange rates receive our products at an additional 25% off (depending upon exchange rates).

The design and maintenance of a good web site is crucial to the success of our business.  The domain name “kimallansilk.com” is in use.  The KAS website is readily available, easy to navigate, informative, easy to order from and visually simulating.  It is important that KAS be found easily by the wide range of search engines/Internet surfing web sites.  It will be the web master's responsibility to maintain a high access level in the search engine directories.

Our main marketing tool for retail sales will be the Internet and web-based sales making full use of available search engines.  Promotion and publicity will reinforce the website address.  We will be focusing on the North American market.

In addition to our focus on Internet based retail sales, we also intend to continue to offer ‘over the counter' sales services.  Product purchase of KAS products can be made directly from our warehouse site.  We have also developed a system to allow for “home party” sales and joint event sales (i.e., ski or motorcycle shows).  Our first home parties were held in November, 2003.  Individuals or corporations who host home parties or joint events receive 10% of gross sales generated in the form of free KAS products.  Party hosts are required to sign a simple agreement covering the terms of the event.

Growth

During the first 12 months of operation, our primary focus will be to build our market share of the wholesale North American customer base.  We look to expand this customer base through a combination of management's industry connections and our sales representatives and promotional marketing efforts.  We are currently screening candidates to act as our sales representative in Eastern Canada.  We are also currently considering hiring a sportswear representative to introduce our product line outside of our normal loungewear/lingerie and underwear sector.  We expect to employ a minimum of two sales representatives during the next 12 months.  We will be conducting an advertising mailout to approximately 4,000 private customers and approximately 200 loungewear/lingerie and underwear stores by the end of April, 2004.  Our private customer list and retail store list was built by Ms. Allan following her involvement in E-retail of silk products over the period 1997 to 2002.  There are no legal or contractual restrictions on Ms. Allan's right to use this private customer and retail store list.  Ms. Allan has five years experience managing the day to day operations of an E-business retail operation including sales and customer relations, stock control and ordering, product orders, shipping, customer account reconciliation as well as product design and manufacturing.

Once we have established a solid wholesale customer base, we predict the main growth of KAS will be in the retail customer Internet sales.  Although retail outlets and wholesale clients will be the base of our business, this initiative is seen as a desirable direction of growth given the potential customer base, considerably higher profit margin and the fact that payment is immediate (i.e., credit card).

The guiding principal behind our business is customer service.  Our goal is to provide ‘no-hassle' ordering, delivery and return service for all our customers.  Our business structure is attractive to customers who seem to be looking to get away from the large department and big box store atmosphere.  This is achieved by our customers always being able to immediately talk to someone or receive a response soon after the customer's initial contact (either by toll-free phone or email).  Management's experience in an E-business retail environment has demonstrated that it can be successful if you ensure a quality product, timely free delivery and hassle free shopping anytime of the day.

Sales and Payment

All product sales are made directly out of our warehouse.  For retail sales, KAS accepts cash, cheque, and credit card.  Payment for direct Internet sales is by credit card only, entered with a secure code Internet payment method.  For wholesale customers (e.g., retail outlets), our policy will be ‘cash on delivery' (COD) or credit card.

Inventory

Our inventory management plan is to keep our stock level as low as possible and institute frequent inventory purchases in smaller amounts.  To ensure that KAS has all items in stock at sufficient quantities, we intend to keep our inventory around the $40,000 level (plus or minus approximately $5,000 worth of stock) for the first year of our plan of operation.  Given that our manufacturer requires no minimum order and that delivery is included in the price of our product, after the initial purchase of $40,000, we intend to order small amounts frequently rather than carrying large amounts of inventory from month to month.  As sales increase, KAS will require an increase in its inventory level.  We anticipate increasing our inventory level to $50,000 at the end of our first full year of operations.

Shipping

We use Canada Post Express Post Service for all deliveries.  With express post, delivery is guaranteed within two days for Canada and mainland US.  A reliable network for post office deliveries and pick-up sites exists throughout Canada and the United States.  Canada Post provides a pick up service, at no charge, for all orders from the warehouse.  If required, parcels can also be dropped in any post office box or postal outlet.

Receiving and Warehousing

All products are received at KAS's warehouse.  Our warehouse is co-located with our West Vancouver office and will serve as the primary storage area for our products.  Should large scale expansion of the business occur, a new warehouse/shipping facility will be sourced with all order processing and customer service to remain in the West Vancouver office.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals.  Words such as “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “believes,” and “estimates,” and variations of such words and similar expressions, identify such forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report.  The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution.  Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under “business -- additional factors that may affect our business and future results” in our most recent annual report on Form 10-KSB and under “risk factors”.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3 - Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 - Certification of Disclosure by the Company's Chief Executive Officer

31.2

Section 302 - Certification of Disclosure by the Company's Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY CAPITAL CONCEPTS LIMITED

Dated:  March 22, 2004

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Secretary and Director