Form 10QSB
period 2004-03-31
FIDELITY CAPITAL CONCEPTS LTD
filed 2004-05-21
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission file Number:  0-50489

FIDELITY CAPITAL CONCEPTS LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222930

(I.R.S. Employer Identification Number)

Suite 1000, 409 Granville Street

Vancouver, B.C., V6C 1T2  Canada

(Address of principal executive offices)

(604)681-9588

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,400,000 common shares as at March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

FIDELITY CAPITAL CONCEPTS LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheet as of March 31, 2004

Consolidated Statements of Shareholders' Equity

Consolidated Statement of Operations for the period ended

March 31, 2004

Consolidated Statements of Cash Flows for the period ended

March 31, 2004

Notes to Consolidated Financial Statements

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

March 31, 2004

(Unaudited - Prepared by Management)

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
	March 31	September 30
	2004	2003

ASSETS

Current assets
Cash	$106,989	$124,524
Accounts receivable	11,093	18,856
Inventory	37,884	16,456

Total current assets	155,966	159,836

Equipment	1,431	1,636

Total assets	$157,397	$161,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$18,432	$8,759
Due to related party (note 2)	23,394	28,677

Total liabilities	41,826	37,436

Stockholders' equity

Capital stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued:
5,400,000 common shares	5,400	5,400

Additional paid-in capital	119,249	118,354

Accumulated other comprehensive income	568	80

Deficit accumulated during the development stage	(9,646)	202

Total stockholders' equity	115,571	124,036

Total liabilities and stockholders' equity	$157,397	$161,472

The accompanying notes are an integral part of these financial statements.

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Statements of Shareholders' Equity
Period from Inception (April 25, 2003) to March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
				Deficit	Accumulated		Total
				accumulated	other	Total	Compre-
			Additional	during the	Compre-	Stock-	hensive
	Common stock		paid-in	development	hensive	holders'	income
	Shares	Amount	capital	stage	income (loss)	equity	(loss)

Initial capitalization as a result of acquisition	4,700,000	$4,700	$(4,600)	$-	$-	$100	$-

Recapitalization to effect the acquisition
of Fidelity Capital Concepts Limited	200,000	200	(2,546)	-	-	(2,346)	-

Common shares issued for cash on
September 12, 2003 for $0.25 per share	500,000	500	124,500	-	-	125,000	-

Imputed interest calculated on advances
from stockholders	-	-	1,000	-	-	1,000	-

Comprehensive income (loss)
- foreign currency translation	-	-	-	-	80	80	80
- Income from inception (April 25, 2003) to
September 30, 2003	-	-	-	202	-	202	202

Balance, September 30, 2003	5,400,000	$5,400	$118,354	$202	$80	$124,036	$282

Imputed interest calculated on advances
from stockholders	-	-	895	-	-	895	-

Comprehensive income (loss)
- foreign currency translation	-	-	-	-	488	488	488
- loss	-	-	-	(9,848)	-	(9,848)	(9,848)

Balance, March 31, 2004	5,400,000	$5,400	$119,249	$(9,646)	$568	$115,571	$(9,078)

The accompanying notes are an integral part of these financial statements.

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
	Cumulative
	from April 25	Three	Six
	2003	Months	Months
	(inception) to	Ended	Ended
	March 31	March 31	March 31
	2004	2004	2004

Sales	$75,044	$20,381	$49,353

Cost of sales	40,351	12,816	26,683

Gross profit	34,693	7,565	22,670

Expenses
Advertising and promotion	8,490	2,243	6,530
Amortization	541	126	252
Automotive	4,654	1,867	3,536
Imputed interest expense	1,895	350	895
Interest expense and bank charges	988	381	988
Management fee	1,520	-	1,520
Office and miscellaneous	3,534	750	2,935
Professional fees	9,329	5,950	6,197
Rent	1,689	607	1,689
Repairs & Maintenance	210	16	210
Sales commissions	3,698	770	3,698
Utilities	2,839	1,257	2,392
Website design	4,952	829	1,676

Total expenses	44,339	15,146	32,518

Net loss for the period	$(9,646)	$(7,581)	$(9,848)

Earnings per share - basic and diluted		$0.00	$0.00

Weighted average number of
shares outstanding - basic and diluted		5,400,000	5,400,000

The accompanying notes are an integral part of these financial statements.

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
	Cumulative
	from April 25	Three	Six
	2003	Months	Months
	(inception) to	Ended	Ended
	March 31	March 31	March 31
	2004	2004	2004

Cash flows from (used in) operating activities
Net loss for the period	$(9,646)	$(7,581)	$(9,848)
Adjustment for items not involving cash:
- amortization	541	126	252
- imputed interest expense	1,895	350	895
Change in non-cash working capital items:
- decrease (increase) in accounts receivable	(11,093)	146	7,763
- increase in inventory	(37,884)	(1,917)	(21,428)
- increase in accounts payable and
accrued liabilities	18,432	15,084	9,673
- net effect of the acquisition of
Fidelity Capital Concepts Limited	(2,346)	-	-

	(40,101)	6,208	(12,693)

Cash flows (used in) investing activities
Purchase of equipment	(1,925)	-	-

Cash flows from (used in) financing activities
Increase (decrease) in due to related party	23,494	(12,973)	(5,283)
Proceeds from share issuance	125,000	-	-

	148,494	(12,973)	(5,283)

Effect of exchange rate changes	521	(131)	441

Change in cash position during the period	106,468	(6,765)	(17,976)

Cash position, beginning of period	-	113,885	124,524

Cash position, end of period	$106,989	$106,989	$106,989

The accompanying notes are an integral part of these financial statements.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

March 31, 2004

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

1.

Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, statement of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at March 31, 2004, and the results of operations and cash flows for the three and six months ended March 31, 2004 and for the period April 25, 2003 (inception) to March 31, 2004.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the company's consolidated financial statements for the fiscal period ended September 30, 2003 included in the annual report previously filed on Form 10-KSB.  The result of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.

Related Party Transactions

The amounts due to related party consists of advances from stockholders which is non-interest bearing with no stated terms of repayments.  The Company recorded imputed interest of $350 and $895 at 6% per annum for the three and six months ended March 31, 2004, respectively.

PLAN OF OPERATIONS

We currently hold working capital of approximately $114,140 which will be sufficient to fund the continuing operations and expansion of our silk garment sales division and possible additional acquisitions.  The funds which we have on hand are also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

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

Item 3 - Controls and Procedures

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

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

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY CAPITAL CONCEPTS LIMITED

Dated:  May 20, 2004

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Secretary, Treasurer and Director