Form 10QSB
period 2003-06-30
FIDELITY CAPITAL CONCEPTS LTD
filed 2004-08-13
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission file Number:  0-50489

FIDELITY CAPITAL CONCEPTS LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222930

(I.R.S. Employer Identification Number)

Suite 1000, 409 Granville Street

Vancouver, B.C., V6C 1T2  Canada

(Address of principal executive offices)

(604)681-9588

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,400,000 common shares as at June 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

1

FIDELITY CAPITAL CONCEPTS LIMITED

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of June 30, 2004

Consolidated Statements of Operations for the period ended

June 30, 2004

Consolidated Statements of Shareholders' Equity

Consolidated Statements of Cash Flows for the period ended

June 30, 2004

Notes to Consolidated Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Small Business Issuer

Purchases of Equity Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

June 30, 2004

(Unaudited - Prepared by Management)

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
	June 30,	September 30,
	2004	2003

ASSETS

Current Assets
Cash	$100,174	$124,524
Accounts receivable	15,049	18,856
Inventory	63,662	16,456
Total Current Assets	178,885	159,836

Equipment	1,276	1,636
Total Assets	$180,161	$161,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
Accounts payable and other accrued liabilities	$55,767	$8,759
Due to related party	16,356	28,677
Total Liabilities	72,123	37,436

Stockholders' Equity
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued:	5,400	5,400
5,400,000 common shares

Additional paid-in capital	119,494	118,354
Accumulated other comprehensive income	350	80
Deficit accumulated during the development stage	(17,206)	202
Total Stockholders' Equity	108,038	124,036

Total Liabilities and Stockholders' Equity	$180,161	$161,472

The accompanying notes are an integral part of these finanical statements.

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

	Cumulative
	from April 25,	Three months	Nine months
	2003 (inception)	ended	ended
	to June 30,	June 30,	June 30,
	2004	2004	2004

Sales	$ 93,815	$ 18,771	$ 68,124

Cost of sales	49,813	9,462	36,145

Gross profit	44,002	9,309	31,979

Expenses
Advertising and promotion	10,657	2,167	8,697
Amortization	663	122	374
Automotive	5,942	1,288	4,824
Bad debts	733	733	733
Imputed interest expenses	2,140	245	1,140
Interest and bank charges	1,354	366	1,354
Management fee	1,520	-	1,520
Office and miscellaneous	6,486	2,952	5,887
Professional fees	16,182	6,853	13,050
Rent	1,689	-	1,689
Repairs and Maintenance	231	21	231
Sales commissions	4,275	577	4,275
Utilities	3,722	883	3,275
Website design	5,614	662	2,338
Total expenses	61,208	6,869	49,387

Net loss for the period	$ (17,206)	$ (7,560)	$ (17,408)

Earnings per shares - basic and diluted		$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		5,400,000	5,400,000

The accompanying notes are an integral part of these finanical statements.

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Statements of Shareholders' Equity
Period from Inception (April 25, 2003) to June 30, 2004
(Expressed in U.S. Dollars)
( Unaudited - Prepared by Management)
				Deficit
				accumulated	Accumulated
			Additional	during the	other	Total	Total
	Common stock		paid-in	development	comprehensive	stockholders'	comprehensive
	Shares	Amount	capital	stage	income	equity	income (loss)

Initial capitalization as a result of acquisition	4,700,000	$ 4,700	$ (4,600)	$ -	$ -	$ 100	$ -

Recapitalization to effect the acquisition of Fidelity
Capital Concepts Limited	200,000	200	(2,546)	-	-	(2,346)	-

Common shares issued for cash on September 12, 2003
for $0.25 per share	500,000	500	124,500	-	-	125,000	-

Imputed interest calculated on advances from stockholders			1,000	-	-	1,000	-

Comprehensive income (loss)
- foreign currency translation				-	80	80	80
- Income from inception (April 25, 2003) to September 30, 2003				202	-	202	202

Balance, September 30, 2003	5,400,000	$ 5,400	$118,354	$ 202	$ 80	$ 124,036	$ 282

Imputed interest calculated on advances from stockholders			1,140			1,140	-

Comprehensive income (loss)
- foreign currency translation				-	270	270	270
- loss				(17,408)	-	(17,408)	(17,408)

Balance, June 30, 2004	5,400,000	$ 5,400	$119,494	$ (17,206)	$ 350	$ 108,038	$ (16,856)

The accompanying notes are an integral part of these finanical statements

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
	Cumulative
	from April 25,	Three months	Nine months
	2003 (inception)	ended	ended
	to June 30,	June 30,	June 30,
Stated in U.S. dollars	2004	2004	2004

Cash flows from (used in) operating activities
Net loss for the period	$ (17,206)	$ (7,560)	$ (17,408)
Adjustments for items not involving cash
-amortization	663	122	374
-imputed interest expense	2,140	245	1,140
-bad debt	733	733	733
Changes in non-cash working capital items:
-decrease (increase) in accounts receivable	(15,049)	(3,956)	3,807
-increase in inventory	(63,662)	(25,778)	(47,206)
-increase in accounts payable and accrued liabilities	55,767	37,335	47,008
-net effect of the acquisition of Fidelity Capital
Concepts Limited	(2,346)	-	-
	(38,960)	1,141	(11,552)

Cash flows used in investing activities
Purchase of equipment	(1,925)	-	-

Cash flows from (used in) financing activities
Increase (decrease) in due to related party	16,456	(7,038)	(12,321)
Proceeds from share issuance	125,000	-	-
	141,456	(7,038)	(12,321)

Effect of exchange rate changes	(397)	(918)	(477)

Change in cash position during the period	100,174	(6,815)	(24,350)

Cash position, beginning of period	-	106,989	124,524

Cash position, end of period	$ 100,174	$ 100,174	$ 100,174

The accompanying notes are an integral part of these finanical statements

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

June 30, 2004

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

1.

Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, statement of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2004, and the results of operations and cash flows for the three and nine months ended June 30, 2004 and for the period April 25, 2003 (inception) to June 30, 2004.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the company's consolidated financial statements for the fiscal period ended September 30, 2003 included in the annual report previously filed on Form 10-KSB.  The result of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.

Related Party Transactions

The amounts due to related party consists of advances from stockholders which is non-interest bearing with no stated terms of repayments. The Company recorded imputed interest of $245 and $1,140 at 6% per annum for the three and nine months ended June 30, 2004, respectively.

The Company paid $1,397 and $6,835 of legal fees to a law firm, whose principal is a director of the Company, for the three and nine months ended June 30, 2004, respectively.

PLAN OF OPERATIONS

We currently hold working capital of approximately $100,000 which will be sufficient to fund the continuing operations and expansion of our silk garment sales division and possible additional acquisitions.  The funds which we have on hand are also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

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

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER

PURCHASES OF EQUITY SECURITIES

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

Dated:  August 12, 2004

Per:

/s/Gerald R. Tuskey

Gerald R. Tuskey,

C.F.O., Secretary, Treasurer and Director