Form 10KSB
period 2004-09-30
ID-CONFIRM, INC.
filed 2005-01-07
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  0-50489

FIDELITY CAPITAL CONCEPTS LIMITED

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0222930

(I.R.S. Employer Identification Number)

Suite 1000

409 Granville Street

Vancouver, B.C.   V6C 1T2  Canada

(Address of principal executive offices)

(604)681-9588

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ X ]

The Issuer's revenues for its fiscal year ended September 30, 2004 were $86,617.00.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $0.00 on September 30, 2004 on the OTC Bulletin Board.  As of that date, the Registrant's shares had not yet traded.

On September 30, 2004, the number of shares outstanding of the registrant's Common Stock was 5,400,000.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

BUSINESS

Item 1.  Description of Business

Business Development

We were incorporated on October 29, 1999 under the laws of the State of Nevada to engage in any lawful corporate purpose.

We have not been involved in any bankruptcy, receivership or similar proceedings.  During the period from our incorporation until we acquired Kim Allan Silk Corp., management of our company considered various original business plans as well as the acquisition of existing businesses.  Other than this activity, our company conducted no business during the first three years of its existence.  We did not generate revenue before we acquired Kim Allan Silk Corp.  Our acquisition of 100% of the issued common shares of Kim Allan Silk Corp. on September 1, 2003 is the first material business which we have undertaken.  We have not engaged in any other material re-classification, merger, consolidation or purchase or sale of significant assets not in the ordinary course of business.  Our company has a September 30 fiscal year end.

Our wholly owned subsidiary, Kim Allan Silk Corp., was incorporated under the laws of the Province of British Columbia on April 25, 2003.  Kim Allan Silk Corp. has not been involved in any bankruptcy, receivership or similar proceedings.  Kim Allan Silk Corp. has not engaged in any material reclassification, merger, consolidation or purchase or sale of significant assets not in the ordinary course of business.  From the period April 25, 2003 to September 1, 2003, Kim Allan Silk Corp. was in the business of organizing its initial affairs including the set up of its website, arrangements for credit card processing, product design and importation and banking arrangements.  The first full month of operations for Kim Allan Silk Corp. was September, 2003.  The revenues from these operations show on the consolidated financial statements which form part of this Form 10KSB.

Our Principal Products and Services

We are in the business of wholesale and retail garment sales through the internet and via mail order.  We entered this market through the acquisition of Kim Allan Silk Corp. ("KAS") which is an operating company.  This subsidiary wholesales and retails knit silk undergarments and silk blended lounge wear by direct customer sales through the internet and by mail order.  It is our intention to develop additional clothing lines for internet and mail order retail and wholesale sales.  This expansion will take place through the acquisition of established, privately owned retail garment businesses and through the development of new garment lines internally by our Vice President of Operations and Product Development.  We have sufficient financing to complete all necessary design work, inventory purchases and marketing.  We anticipate that any operating companies we acquire in the future will be purchased through the issuance of our common shares.

The business operated through our KAS subsidiary is designed around the wholesale and retail sale of knit silk undergarments and silk blended loungewear by direct customer interaction (retail sales), mail order and Internet sales.  The keys to KAS's business strategy are a quality product line and superior customer service involving toll free telephone access, Internet ordering, timely delivery and customer satisfaction.

KAS products are marketed as “Sensible Silk for Every Body”.  Products are marketed to a wide demographic range, male and female from children to adult.  The comfortable fit of our products is stressed along with the many benefits of wearing silk.

The primary goal of KAS is to acquire and maintain a North American position as a wholesale source of knit silk underwear and silk blended loungewear for retail outlets.  Our secondary goal is to develop a retail e-market client base through direct Internet sales.  Our silk blended loungewear is a new product for the North American market and our initial market research through independent product representatives indicates strong interest.

Competitive Business Conditions and Our Position In Our Industry

As an online garment retailer and wholesaler, our KAS subsidiary and future similar subsidiaries will face virtually unlimited competition.  There are few barriers to entering the market of retail merchandising over the Internet.  Given the virtually unlimited competition and the fact that our KAS subsidiary is in its infancy, management is of the view that we have not yet established any competitive position in the industry.  We will compete with existing online retail and wholesale garment sellers by relying on management's existing contact and client base, on the unique nature of our initial products and on our marketing and advertising efforts.

Sources and Availability of Raw Materials

Our KAS subsidiary manufactures its products through F-Wear Manufacturing of Zhejiang Province, China.  F-Wear produced initial prototypes for each KAS product line and provides ongoing inventory supply.  Based on previous experience with F-Wear, management is satisfied that F-Wear will provide consistent product quality and delivery.  Our manufacturer requires no minimum order level and shipping and delivery costs are included in our manufacturing price.  Inventory requires approximately 45 days for manufacture and delivery to the Canadian west coast.  We are in the process of sourcing alternative manufacturers in South East Asia including India, Bangladesh, Vietnam and Indonesia.  Manufacturers in these countries are competing successfully within the fine clothing and fabric manufacturing industry.  In the long term, management considers it prudent to have more than one source for manufacturing.

Requirement of Government Approval

Online garment retailing and wholesaling is not subject to any onerous government approval processes.  KAS holds its necessary business licenses and an importer's permit from Revenue Canada.  These are the only approvals required for KAS to conduct its current operations.

Costs and Effects of Compliance with Environmental Laws

The company and its subsidiary, KAS, are not subject to compliance with any local, state or federal environmental laws.

Our Full Time and Part Time Employees

We currently have one full time employee and two part time employees.  Our C.E.O., Mr. Keith Ebert and C.F.O., Mr. Gerry Tuskey work for our company on a part time basis.  Our Vice President of Operations and Product Development, Ms. Kim Allan, works for our company on a full time basis.  Ms. Allan hires contract assistance to accept and process orders during retail peaks such as Christmas and Valentine's Day.  We also hire a product representative on a contract basis.

Item 2.  Description of Property

Office Premises

We operate from our offices at 2150 - 28th Street, West Vancouver, British Columbia.  Space is currently provided on a rent free basis by Ms. Allan who is the Vice President, Operations and Product Development of our company.  Ms. Allan is not currently accruing rent.  This policy will be re-evaluated at the end of our first full fiscal year.  We are not a party to any lease.  It is anticipated that this arrangement will remain until we are able to generate significant revenue from operations and require additional space for warehousing or new employees.  Management believes that this space will meet our needs for the next 24 months.

Item 3.  Legal Proceedings

The Company is not involved in my legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Issuer's shares are quoted and listed for trading on the OTC.BB under symbol "FDCC".  The Issuer is fully reporting.

There are an undetermined number of shareholders holding our issued common shares.  The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $0.00 on September 30, 2004 on the OTC Bulletin Board.  As of that date, the Registrant's shares had not yet traded.  There are no options and warrants to purchase additional common shares of the Issuer.

The Issuer does not expect to pay a dividend on its common stock in the foreseeable future.  Payment of dividends in the future will depend on the Issuer's earnings and its cash requirements at that time.

Item 6.  Plan of Operation

We currently hold working capital of approximately $97,000 which will be sufficient to fund the continuing operations and expansion of our silk garment sales division and possible additional acquisitions.  The funds which we have on hand are also sufficient to pay the expenses associated with our reporting company obligations including increased accounting and legal fees.

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

Wholesale customers may include some of the following:

  Lingerie stores – full product line

  Sporting Goods stores – turtlenecks, long leggings for wear under winter sports clothing for children and adults

  Motorcycle stores – for wear under leather garments

  Movie Industry supply stores – undergarments for industry (set personnel)

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

Management markets to these outlets from our warehouse.  To complement management’s marketing efforts, we use the services of sales representatives in key North American markets.  KAS has secured the services of a successful and industry respected agent for our product in BC, Alberta, Saskatchewan and Ontario.  We may retain similar sales representatives in other key markets in North America (i.e., New York, Los Angeles).

Retail Sales

Our target retail customer group is middle to upper income women from all age groups.  Our market research indicates that women could account for approximately 80% of the total retail customer sales of KAS.  It is management's experience that women may also order silk undergarments for their children.  Although the primary target group is women, we intend to also market to men.  This is an emerging market we intend to develop.  Previous experience has indicated there is a demand for men’s products.

Our retail prices should be particularly attractive to American customers who, due to favourable exchange rates receive our products at an additional 25% off (depending upon exchange rates).

The design and maintenance of a good web site is crucial to the success of our business.  The domain name “kimallansilk.com” is in use.  The KAS website is readily available, easy to navigate, informative, easy to order from and visually simulating.  It is important that KAS be found easily by the wide range of search engines/Internet surfing web sites.  It will be the web master’s responsibility to maintain a high access level in the search engine directories.

Our main marketing tool for retail sales will be the Internet and web-based sales making full use of available search engines.  Promotion and publicity will reinforce the website address.  We will be focusing on the North American market.

In addition to our focus on Internet based retail sales, we also intend to continue to offer ‘over the counter’ sales services.  Product purchase of KAS products can be made directly from our warehouse site.  We have also developed a system to allow for “home party” sales and joint event sales (i.e., ski or motorcycle shows).  Our first home parties were held in November, 2003.  Individuals or corporations who host home parties or joint events receive 10% of gross sales generated in the form of free KAS products.  Party hosts are required to sign a simple agreement covering the terms of the event.

Growth

Our primary focus will be to build our market share of the wholesale North American customer base.  We look to expand this customer base through a combination of management’s industry connections and our sales representatives and promotional marketing efforts.  We are currently screening candidates to act as our sales representative in Eastern Canada.  We are also currently considering hiring a sportswear representative to introduce our product line outside of our normal loungewear/lingerie and underwear sector.  We expect to employ a minimum of two sales representatives during the next 12 months.  Our private customer list and retail store list was built by Ms. Allan following her involvement in E-retail of silk products over the period 1997 to 2002.  There are no legal or contractual restrictions on Ms. Allan's right to use this private customer and retail store list.  Ms. Allan has five years experience managing the day to day operations of an E-business retail operation including sales and customer relations, stock control and ordering, product orders, shipping, customer account reconciliation as well as product design and manufacturing.

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

The guiding principal behind our business is customer service.  Our goal is to provide ‘no-hassle’ ordering, delivery and return service for all our customers.  Our business structure is attractive to customers who seem to be looking to get away from the large department and big box store atmosphere.  This is achieved by our customers always being able to immediately talk to someone or receive a response soon after the customer’s initial contact (either by toll-free phone or email).  Management’s experience in an E-business retail environment has demonstrated that it can be successful if you ensure a quality product, timely free delivery and hassle free shopping anytime of the day.

Sales and Payment

All product sales are made directly out of our warehouse.  For retail sales, KAS accepts cash, cheque, and credit card.  Payment for direct Internet sales is by credit card only, entered with a secure code Internet payment method.  For wholesale customers (e.g., retail outlets), our policy will be ‘cash on delivery’ (COD) or credit card.

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

Item 7.  Financial Statements

The audited financial statements for Fidelity Capital Concepts Limited for the year ending September 30, 2004 are included as part of this Form 10-KSB following the signature page of this Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants since our incorporation in October 29, 1999.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act.

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name	Age	Position
Keith Ebert	39	President, C.E.O. and Director
Gerald R. Tuskey	43	C.F.O., Secretary, Treasurer and Director
Kim Allan	37	Vice-President, Operations and Product Development

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified.  Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors.  Our officers serve at the will of the Board of Directors.  There are no other family relationships between any of our executive officers and directors.

Resumes

Keith Ebert

Mr. Ebert was appointed as a director and officer of our company on October 30, 1999.  Keith Ebert is a qualified Mechanical Engineer BA Sc., MECH (UBC) (1987).  For the period January, 2002 to the present, Mr. Ebert has worked with Matrix Partners Inc. in Vancouver, British Columbia in investment banking.  Matrix Partners Inc. is a closely held private company which typically acts for companies seeking debt or equity financing, share or asset acquisitions or merger candidates.  As a principal of Matrix Partners Inc., Mr. Ebert uses his corporate finance experience and industry contacts to fulfil clients' objectives.  For the period from May, 1997 to December, 2001, Mr. Ebert was self employed managing his investment portfolio.  Mr. Ebert worked for Marleau, Lemire Securities Inc. from February, 1993 to July, 1995 as manager of North American West Coast institutional sales.  Mr. Ebert worked for C.M. Oliver & Co. Ltd. from July, 1995 to May, 1997 as manager of North American West Coast institutional sales.  Marleau, Lemire Securities Inc. and C.M. Oliver & Co. Ltd. were broker dealers registered by the Investment Dealers Association of Canada.  In addition to being a qualified mechanical engineer, Mr. Ebert has passed the Canadian Investment Dealers Association's branch manager's exam and partners, directors and officers' exam.  Mr. Ebert acted as branch manager of C.M. Oliver & Co. Ltd. in London, England from October, 1995 to January, 1997.

Mr. Ebert is also a director of BPI Industries Inc.  BPI Industries Inc. holds oil and gas exploration rights primarily in the State of Illinois and is seeking to explore for and produce coalbed methane.  BPI Industries Inc. is listed on the TSX Venture Exchange under the symbol "BPR".

Gerald R. Tuskey

Mr. Tuskey was appointed as a director and officer of our company on October 30, 1999.  Mr. Tuskey resigned from his positions on February 29, 2000 and was then re-appointed director and officer of our company on September 12, 2003.  Gerald R. Tuskey is a corporate/securities lawyer based in Vancouver, British Columbia.  Gerry has 17 years experience in providing securities and corporate law counsel to a wide variety of domestic and international publicly traded clients.  Gerry is a former director and corporate secretary of Arawak Energy Corporation (formerly A&B Geoscience Corporation) which is a publicly listed oil and gas exploration and development company with concession interests in the Republic of Azerbaijan.  Gerry takes primary responsibility for our company's capital structuring, financing activities and corporate and regulatory filings and compliance.

Kim Allan

Ms. Allan has extensive experience in the management and operation of a retail and wholesale undergarment business.  From 1997 to 2002 she was employed on a contract basis as General Manager of Staples Silk and Luxuries, a retail/wholesale silk undergarment business.  Ms. Allan's responsibilities included day-to-day operations including sales and customer relations.  Ms. Allan was also responsible for business support activities including stock control and ordering, product orders, shipping, customer account reconciliation and monthly bookkeeping.  In April 2003, Ms. Allan incorporated and launched her own venture – Kim Allan Silk Corp. (KAS).  Ms. Allan is not a director of any other reporting companies.

Item 10.  Executive Compensation

Compensation has only been awarded to, earned by or paid to our Vice President, Ms. Kim Alan.  Further, our officers and director are not accruing any compensation pursuant to any agreement with us.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Keith A. Ebert President, C.E.O. and Director	2004 2003 2002	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
Gerald R. Tuskey, C.F.O., Secretary, Treasurer and Director	2004 2003 2002	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
Kim Allan, Vice-President, Operations and Product Development	2004 2003 2002	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$6868.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of September 30,2004 by:

*

each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

*

each of our directors and named executive officers, and

*

all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Keith Ebert Director Suite 2901 1201 Marinaside Crescent Vancouver, B.C. V6Z 2V2	2,500,000 shares Direct Ownership	46.29%
Common	Graham Crabtree 294 Heywood House Anguilla, B.W.I.	500,000 shares Direct Ownership	9.25%
Common	Kim Allan 2150 - 28th Street West Vancouver, B.C.
	V7V 4M3	100,000 shares Direct Ownership	1.85%
Common	Management as a Group including both executive officers and directors	2,600,000 shares Direct Ownership	48.14%

The balance of our outstanding common stock is held by 44 persons, none of whom hold 5% or more of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control.  We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions

We issued 2,250,000 common shares at a deemed price of $0.001 per share to Mr. Keith Ebert on November 1, 1999.  Mr. Ebert was issued these shares in consideration for his services in organizing our company, acting as a director and officer and building our business plan.

On September 1, 2003, we issued 100,000 common shares at a deemed price of $0.25 per share to each of Kim Allan and Andrew Allan in consideration for 100% of the common shares of Kim Allan Silk Corp.  Kim Allan and Andrew Allan are related by marriage and were the sole shareholders of Kim Allan Silk Corp.  This acquisition was negotiated and closed at arm's length by management of our company.  Following our acquisition of Kim Allan Silk Corp., Ms. Kim Allan joined our company as Vice-President, Operations and Product Development.

Item 13.  Exhibits and Reports on Form 8-K.

(A)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-50489) filed on December 2, 2003 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-50489) on December 2, 2003 incorporated herein by reference.
13.1	Form 10QSB for the Period ended December 31, 2003, filed on March 23, 2004, incorporated herein by reference.
13.2	Form 10QSB for the Period ended March 30, 2004, filed on May 21, 2004, incorporated herein by reference.
13.3	Form 10QSB for the Period ended June 30, 2004, filed on August 13, 2004, incorporated herein by reference.
31.1	Section 302 Certification by the Company's Chief Executive Officer
31.2	Section 302 Certification by the Company's Chief Financial Officer
32.1	Section 906 Certification

(B)

Reports on Form 8-K

The Issuer did not file any Form 8 K's during the year ended September 30, 2004.

Item 14.  Controls and Procedures

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-KSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY CAPITAL CONCEPTS LIMITED

Dated:  January 5, 2005

Per:

/s/Ronald Nelson Baird

Ronald Nelson Baird,

Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ronald Nelson Baird

Ronald Nelson Baird, C.E.O., President and Director

January 5, 2005

Date

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

September 30, 2004 and 2003

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

MOORE STEPHENS

ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 737-8117  Facsimile: (604) 714-5916

Website:   www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

We have audited the consolidated balance sheets of Fidelity Capital Concepts Limited (a development stage company) (“the Company”) as at September 30, 2004 and 2003 and the related consolidated statements of stockholders’ equity from April 25, 2003 (inception) to September 30, 2004, and the consolidated statements of operations and cash flows for the year ended September 30, 2004, for the period from April 25, 2003 (inception) to September 30, 2003, and for the cumulative period from April 25, 2003 (inception) to September 30, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2004 and 2003 and the results of its operations and its cash flows for the year ended September 30, 2004, the period from April 25, 2003 (inception) to September 30, 2003 and for the cumulative period from April 25, 2003 (inception) to September 30, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“MOORE STEPHENS ELLIS FOSTER LTD.”

Vancouver, Canada

December 28, 2004

Chartered Accountants

MSEFA partnership of incorporated professionals

An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited

- members in principal cities throughout the world

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
	September 30,	September 30,
	2004	2003

ASSETS

Current Assets
Cash	$97,853	$124,524
Accounts receivable	11,644	18,856
Inventories	44,871	16,456
Total Current Assets	154,368	159,836
Equipment	1,223	1,636
Total Assets	$155,591	$161,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$36,625	$8,759
Due to related parties	20,923	28,677
Total Current Liabilities	57,548	37,436

Stockholders' Equity

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued:
43,200,000 common shares	43,200	43,200
Additional paid-in capital	81,995	80,554
Accumulated other comprehensive income	(445)	80
Retained earnings (deficit) accumulated during the development stage	(26,707)	202
Total Stockholders' Equity	98,043	124,036
Total Liabilities and Stockholders' Equity	$155,591	$161,472

The accompanying notes are an integral part of these financial statements.

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Statements of Stockholders' Equity
Period from April 25, 2003 (inception) to September 30, 2004
(Expressed in U.S. Dollars)
				Deficit
				Accumulated	Accumulated
			Additional	during the	other	Total	Total
	Common stock		paid-in	Development	comprehensive	stockholders'	comprehensive
	Shares	Amount	capital	stage	income	equity	income (loss)

Initial capitalization as a result of acquisition	37,600,000	$ 37,600	$ (37,500)	$ -	$ -	$ 100	$ -

Recapitalization to effect the acquisition of Fidelity
Capital Concepts Limited	1,600,000	1,600	(3,946)	-	-	(2,346)	-

Common shares issued for cash on September 12, 2003
for $0.25 per share	4,000,000	4,000	121,000	-	-	125,000	-

Imputed interest calculated on advances from stockholders	-	-	1,000	-	-	1,000	-

Comprehensive income (loss)
- foreign currency translation adjustment	-	-	-	-	80	80	80
- Income from inception (April 25, 2003) to September 30, 2003	-	-	-	202	-	202	202

Balance, September 30, 2003	43,200,000	$ 43,200	$ 80,554	$ 202	$ 80	$ 124,036	$ 282

Imputed interest calculated on advances from stockholders	-	$ -	1,441	$ -	$ -	1,441	$ -

Comprehensive income (loss)
- foreign currency translation adjustment	-	-	-	-	(525)	(525)	(525)
- net (loss) for the year	-	-	-	(26,909)	-	(26,909)	(26,909)

Balance, September 30, 2004	43,200,000	$ 43,200	$ 81,995	$ (26,707)	$ (445)	$ 98,043	$ (27,152)

The accompanying notes are an integral part of these finanical statements

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	Cumulative		Period
	from April 25,		from April 25,
	2003 (inception)	Year ended	2003 (inception)
	to September 30,	September 30,	to September 30,
	2004	2004	2003

Sales	$ 112,308	$ 86,617	$ 25,691

Cost of sales	67,080	53,412	13,668
Gross profit	45,228	33,205	12,023

Expenses
Advertising and promotion	8,672	6,712	1,960
Automotive	5,925	4,807	1,118
Bad debts	752	752	-
Depreciation	789	500	289
Imputed interest expenses	2,441	1,441	1,000
Interest and bank charges	1,540	1,540	-
Management fee	6,868	6,868	-
Office and miscellaneous	21,596	20,550	1,046
Professional fees	11,722	8,590	3,132
Repairs and Maintenance	299	299	-
Sales commissions	4,672	4,672	-
Website design	6,659	3,383	3,276
Total expenses	71,935	60,114	11,821

Net loss for the period	$ (26,707)	$ (26,909)	$ 202

Earnings (loss) per shares - basic and diluted		$ (0.00)	$ 0.00

Weighted average number of shares
outstanding - basic and diluted		43,200,000	37,924,384

The accompanying notes are an integral part of these finanical statements.

FIDELITY CAPITAL CONCEPTS LIMITED
(A development stage company)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative		Period
	from April 25,		from April 25,
2003 (inception)		Year ended	2003 (inception)
to September 30,		September 30,	to September 30,
	2004	2004	2003

Cash flows from (used in) operating activities
Net income (loss) for the period	$ (26,707)	$ (26,909)	$ 202
Adjustments for items not involving cash
-depreciation	789	500	289
-imputed interest expense	2,441	1,441	1,000
Changes in other assets and liabilities:
-decrease (increase) in accounts receivable	(11,644)	7,212	(18,856)
-increase in inventory	(44,871)	(28,415)	(16,456)
-increase in accounts payable and accrued liabilities	36,625	27,866	8,759
-net effect of the acquisition of Fidelity Capital
Concepts Limited	(2,346)	-	(2,346)
Net cash used in operating activities	(45,713)	(18,305)	(27,408)

Cash flows used in investing activities
Purchase of equipment	(1,925)	-	(1,925)

Cash flows from (used in) financing activities
Increase (decrease) in due to related party	21,023	(7,754)	28,777
Proceeds from share issuance	125,000	-	125,000
Net cash provided by (used in) financing activities	146,023	(7,754)	153,777

Effect of exchange rate changes	(532)	(612)	80

Net increase (decrease) in cash and cash equivalents	97,853	(26,671)	124,524

Cash and cash equivalents, beginning of period	-	124,524	-
Cash and cash equivalents, end of period	$ 97,853	$ 97,853	$ 124,524

Supplemental disclosures of cash flow information:
Interest expense paid in cash	$ 1,540	$ 1,540	$ -
Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these finanical statements

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(Expressed in U.S. Dollars)

1.

Incorporation and Continuance of Operations

Fidelity Capital Concepts Limited (“FCC”) was incorporated on October 29, 1999 under the laws of the State of Nevada. FCC, a development stage enterprise, commenced operations on September 1, 2003 in the business of selling and distribution of undergarment fashion.

On September 1, 2003, FCC issued 200,000 shares of common stock in exchange for all of the issued and outstanding shares of Kim Allan Silk Corp. (“KAS”), a private company involved in the undergarment fashion industry. KAS was incorporated on April 25, 2003 in British Columbia, Canada.  The acquisition was accounted for as recapitalization of KAS because the shareholders of KAS controlled FCC after the acquisition with the shareholders of FCC continuing only as passive investors. KAS was treated as the acquiring entity for accounting purposes and FCC was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of KAS. The Company has an office in Vancouver, Canada.

These consolidated financial statements presented are those of FCC and its wholly-owned subsidiary Kim Allan Silk Corp. (“KAS”). Collectively, they are referred to herein as "the Company".

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated net loss of $26,707 and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required and ultimately, achieve profitable operations.

2.

Significant Accounting Policies

(a)

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary KAS. All significant inter-company balances and transactions have been eliminated.

(b)

Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

(c)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at September 30, 2004 and 2003, cash and cash equivalents consist of cash only.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies  (continued)

 (d)

Inventories

Inventories, which consist of undergarments held for resale, is valued at the lower of cost and net realizable value.  Cost is determined on a first in, first out basis (“FIFO”).  Net realizable value is determined on retail price less estimated selling costs.

(e)

Equipment

Equipment is recorded at historical cost and depreciation is calculated at 30% using the declining balance method.

Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flow expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets’ carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.  There were no impairment adjustments recognized in 2004 and 2003.

(f)

Shipping Income and Expenses

The Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of sales in the accompanying consolidated statements of operations.

(g)

Revenue Recognition

Sales revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds.  The provisions for discounts and returns are recorded in the same period as the related revenues are recorded.

(h)

Advertising

The Company expenses advertising expenses as incurred. The Company incurred $6,712 and $1,960 advertising expenses for the fiscal year ended September 30, 2004 and period from April 25, 2003 (inception) to September 30, 2003, respectively.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies  (continued)

(i)

Foreign Currency Transactions and Translations

The parent Company and KAS maintain their accounting records in their functional currencies (U.S. dollar and Canadian dollars, respectively). They translate foreign currency transactions into its functional currency in the following manner:

At the transaction date, each asset, liability, revenue and expense denominated in foreign currency is translated into its functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

Assets and liabilities of the wholly owned subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average exchange rate.  Gain and losses from such translations are included in the stockholders’ equity as a component of other comprehensive income.

(j)

Fair Value of Financial Instruments

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities and due to related party approximate their fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company operates outside the United States of America, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S dollars and Canadian dollars.

(k)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax  returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies  (continued)

(l)

Accounting for Derivative Instruments and Hedging Activities

The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the statement does not have an impact on the Company’s financial statements.

(m)

Intangible Assets

The Company has adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

The Company does not have any goodwill, nor intangible assets with indefinite or definite life since inception.

(n)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies  (continued)

(o)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation”. SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The Company did not grant any stock options during the fiscal period 2004 and 2003.

(p)

Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, “Earnings Per Share”.  Diluted earnings per share is equivalent to basic earnings per share because there are no dilutive securities.

(q)

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Post-Retirement Benefits.”  SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004.  The adoption of SFAS 132(R) does not have an impact on the Company’s financial position or results of operations.

In a December 11, 2003 speech at the American Institute of Certified Public Accountants the Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options, and therefore should be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The adoption of SAB No. 105 does  not have an impact on the Company’s financial statements.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies  (continued)

(q)

New Accounting Pronouncements  (continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs–an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement will not have a material impact on the Company’s financial statements.

3.

Equipment

2004			2003
Cost	Accumulated Depreciation	Net Book Value	Net Book Value

$ 2,055	$ 832	$ 1,223	$ 1,636

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(Expressed in U.S. Dollars)

4.

Income Taxes

At September 30, 2004, the Company has estimated net operating losses carried forward, for tax purposes, totalling approximately $22,700, which may be applied against future taxable income.  The potential tax benefits arising from these losses have not been recorded in the financial statements.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in the management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.  The net operating losses carried forward will begin to expire in year 2014.

The tax effects of temporary differences that give rise to the Company’s deferred tax asset (liability) are as follows:

	Year ended September 30,
	2004	2003

Loss carryforwards	$ 7,900	$ -
Valuation allowance	(7,900)	-
	$ -	$ -

5.

Related Party Transactions

Due to related party consists of advances from stockholders which is non-interest bearing with no stated terms of repayment.  The Company recorded imputed interest of $1,441, and $2,441 at an interest rate of 6% per annum, approximately equal to the Company’s current incremental borrowing rate, on the amounts due to related party for the year ended September 30, 2004 and period from April 25, 2003 (inception) to September 30, 2003, respectively.

The Company paid $6,868 (2003: $nil) in management fees to a shareholder of the Company.

FIDELITY CAPITAL CONCEPTS LIMITED

(A development stage company)

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

(Expressed in U.S. Dollars)

6.

Subsequent Events

On October 8, 2004, the Company issued seven additional shares for each common share outstanding resulting in the Company having 43,200,000 Common shares issued and outstanding.  All shares and per share amounts have been retroactively adjusted to reflect the stock split.

In November 2004, the Company entered into a share exchange agreement with the shareholders of id Confirm Inc. of Denver, Colorado ("IDC") to acquire 100% of the issued voting shares of IDC in exchange for 26,000,000 common voting shares of the Company. The share consideration to be paid by the Company to the IDC shareholders will represent 37.2% controlling interest of the issued voting equity of the Company on a fully diluted basis following closing.  The Company subsequently changed its name to id Confirm Inc.

In December 2004, the Company entered into a Letter of Intent with an arm’s length group of companies to create a new generation of mobile biometric identity devices for IDC’s exclusive use.