Form 10QSB
period 2004-12-31
ID-CONFIRM, INC.
filed 2005-02-22
CIK 1111696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  0-50489
ID-CONFIRM, INC.

(Exact name of small business issuer as specified in its charter)
Nevada	98-0222930

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1800 Boulder Street, Suite 400, Denver, CO 80211-6400

(Address of principal executive offices)
303-688-5445

(Issuer's telephone number)
FIDELITY CAPITAL CONCEPTS LIMITED Suite 1000, 409 Granville Street Vancouver, BC V6C 1T2

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  50,200,000 common shares issued and outstanding as of February 1, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ID-CONFIRM, INC.
(formerly Fidelity Capital Concepts Limited)
(A development stage enterprise)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

December 31, 2004
(Unaudited - Prepared by Management)

Index

Consolidated Balance Sheet

Consolidated Statement of Stockholders' Equity

Consolidated Statement of Operations

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

ID-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage enterprise)

Consolidated Balance Sheet (Expressed in U.S. Dollars) (Unaudited - Prepared by Management)

December 31 2004

ASSETS

Current assets
Cash and cash equivalents	$275,347
Deposit	1,000

Total current assets	276,347

Equipment	56,762

Total assets	$333,109

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$7,260

Total current liabilities	7,260

STOCKHOLDERS' EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.0001
Issued:
49,200,000 common shares	4,920

Share subscription received (Note 4)	300,000

Additional paid in capital	83,417

Deficit accumulated during the development stage	(62,488)

Total stockholders' equity	325,849

Total liabilities and stockholders' equity	$333,109

The accompanying notes are an integral part of these financial statements.

ID-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage enterprise)

Consolidated Statement of Stockholders' Equity For the period from October 28, 2004 (inception) to December 31, 2004 (Expressed in US Dollars) (Unaudited - Prepared by Management)

			Additional paid-in capital	Share subscription received	Deficit accumulated during development stage	Total Stock- holders' (deficiency)
	Common stock
	Shares	Amount

Initial capitalization as a result of reverse acquisition ( Note 1 )	26,000,000	$2,600	$(1,600)	$-	$-	$1,000

Recapitalization to effect the acquisition of Fidelity Capital Concepts Limited, 43,200,000 less 20,000,000 shares surrendered for cancellation	23,200,000	2,320	85,017	-	-	87,337

Share subscription received (Note 4)	-	-	-	300,000	-	300,000

Comprehensive income (loss)
Net (loss) for the period	-	-	-	-	(62,488)	(62,488)

Balance, December 31, 2004	49,200,000	$4,920	$83,417	$300,000	$(62,488)	$325,849

The accompanying notes are an integral part of these financial statements.

ID-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage enterprise)

Consolidated Statement of Operations (Expressed in U.S. Dollars) (Unaudited - Prepared by Management)

October 28, 2004 (inception) to December 31, 2004

Expenses
Advertising	$500
Consulting fee	6,500
Depreciation	2,988
Office and sundries	4,741
Rent	3,700
Wages and salaries	19,981
Start-up costs	20,188
Travel	1,490
Website development	2,400

Total expenses	(62,488)

Net (loss) for the period	$(62,488)

(Loss) per share,
- basic and diluted	(0.00)

Weighted average number of common shares outstanding
- basic and diluted	41,704,615

The accompanying notes are an integral part of these financial statements.

ID-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage enterprise)

Consolidated Statement of Cash Flows (Expressed in U.S. Dollars) (Unaudited - Prepared by Management)

October 28, 2004 (inception) to December 31, 2004

Cash flows from (used in) operating activities
Net (loss) for the period	$(62,488)
Adjustments for items not involving cash:
- depreciation	2,988
Changes in other assets and liabilities (net of effect of acquisition of Fidelity Capital Concepts Limited)

- deposit	(1,000)
- accounts payable and accrued liabilities	4,486

Net cash used in operating activities	(56,014)

Cash flows from (used in) investing activities
Cash acquired from Fidelity Capital Concepts Limited	90,111
Purchase of equipment	(59,750)

Net cash from investing activities	30,361

Cash flows provided by financing activities
Proceeds from issuance of common stock	1,000
Share subscription received	300,000

Net cash provided by financing activities	301,000

Increase in cash and cash equivalents	275,347

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$275,347

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-
Income taxes paid in cash	$-

The accompanying notes are an integral part of these financial statements.

ID-CONFIRM, INC.
(formerly Fidelity Capital Concepts Limited)
(A development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

  Incorporation and Continuance of Operations

  These consolidated financial statements presented are those of id-confirm, Inc. (formerly Fidelity Capital Concepts Limited) ("FCC") and its wholly-owned subsidiary id-Confirm, Inc. ("IDC"). Collectively, they are referred to herein as "the Company".

  IDC was incorporated on October 28, 2004 under the laws of Colorado. IDC, a development stage enterprise, is in the business of developing and marketing identity recognition and verification technology.

  FCC was incorporated on October 29, 1999 under the laws of the State of Nevada, U.S.A.

  On November 12, 2004, FCC entered into a Share Exchange Agreement ("Agreement") with IDC, whereby FCC issued 26,000,000 shares of its common stock in exchange for all of the outstanding common stock of IDC. Concurrently, the Company disposed of its wholly-owned subsidiary, Kim Allan Silk Corp. ("KAS") to its director in consideration for returning 1,600,000 common shares of the Company owned by this party for cancellation. Another FCC shareholder also surrendered 18,400,000 shares to the Company for Cancellation. These shares were cancelled in January 2005. The acquisition was completed on November 18, 2004 and accounted for as recapitalization of IDC because the shareholders and board of directors of IDC, pursuant to the above 26,000,000 shares received and other share transfers and cancellation, controlled FCC after the acquisition with the shareholders of FCC continuing only as passive investors. IDC was treated as the acquiring entity for accounting purposes and FCC was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of IDC with the cash of $90,111 and accounts payable of $2,774 of FCC being acquired by IDC. The issued and outstanding common stock of IDC prior to the completion of acquisition was restated to reflect the 26,000,000 common stock issued by FCC.

  These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

  ID-CONFIRM, INC.
  (formerly Fidelity Capital Concepts Limited)
  (A development stage enterprise)

  Notes to Consolidated Financial Statements
  December 31, 2004
  (Expressed in U.S. Dollars)
  (Unaudited - Prepared by Management)

  Significant Accounting Policies

  (a) Principles of Consolidation

  The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary id-Confirm, Inc. All significant inter-company balances and transactions have been eliminated.

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

  (c) Cash and Cash Equivalents

  Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2004, cash and cash equivalents consists of cash only.

  (d) Equipment

  Equipment is recorded at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line method and based on five years of estimated useful lives of the assets.

  ID-CONFIRM, INC.
  (formerly Fidelity Capital Concepts Limited)
  (A development stage enterprise)

  Notes to Consolidated Financial Statements
  December 31, 2004
  (Expressed in U.S. Dollars)
  (Unaudited - Prepared by Management)

  2. Significant Accounting Policies (continued)

  (e) Long-lived Assets Impairment

  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

  (f) Advertising Expenses

  The Company expenses advertising costs as incurred. The Company incurred $500 advertising expenses for the period from October 28, 2004 (inception) to December 31, 2004.

  (g) Loss Per Share

  Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the period from October 28, 2004 to December 31, 2004 because there are no potential dilutive securities.

  (h) Foreign Currency Transactions

  The Company and its subsidiary maintains its accounting records in U.S. Dollars, the functional currency, as follows:

  At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

  ID-CONFIRM, INC.
  (formerly Fidelity Capital Concepts Limited)
  (A development stage enterprise)

  Notes to Consolidated Financial Statements
  December 31, 2004
  (Expressed in U.S. Dollars)
  (Unaudited - Prepared by Management)

  2. Significant Accounting Policies (continued)

  (i) Financial Instruments

  Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

  The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and notes payable approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant currency, interest or credit risks arising from these financial instruments.

  (j) Income Taxes

  The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

  (k) Comprehensive Income

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the period from October 28, 2004 (inception) to December 31, 2004.

  ID-CONFIRM, INC.
  (formerly Fidelity Capital Concepts Limited)
  (A development stage enterprise)

  Notes to Consolidated Financial Statements
  December 31, 2004
  (Expressed in U.S. Dollars)
  (Unaudited - Prepared by Management)

  2. Significant Accounting Policies (continued)

  (l) New Accounting Pronouncements

  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company's financial statements.

  In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not have a stock option plan nor granted any stock since inception. The adoption of this new accounting pronouncement does not have a material impact on the Company's financial statements.

  ID-CONFIRM, INC.
  (formerly Fidelity Capital Concepts Limited)
  (A development stage enterprise)

  Notes to Consolidated Financial Statements
  December 31, 2004
  (Expressed in U.S. Dollars)
  (Unaudited - Prepared by Management)

  Operating results of FCC before reverse acquisition

  The Consolidated operating results of FCC for the period from October 1, 2004 to November 18, 2004 (date of reverse acquisition) are summarized, as follows:

Sales	$29,606
Cost of goods sold	13,516

Gross Profit	$16,090
Operating expenses	15,592

Net income	$498

  Private Placement

Subsequent to December 31, 2004, the Company completed an equity private placement of $1,000,000 by issuing 1,000,000 units at a purchase price of $1.00 per unit. Each unit comprises one share of common stock and two stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $1.25 per share for the first year after the closing of the private placement, and $1.50 per share for the second year. $300,000 of $1,000,000 proceeds was received as at December 31, 2004.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "id-Confirm" mean id-Confirm, Inc. and our subsidiary, unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

Background

We were incorporated under the laws of the State of Nevada on October 29, 1999. Until we effected the acquisition of id-Confirm, Inc., our focus was on the wholesale and retail of knit silk undergarments and silk blended lounge wear by direct customer sales through the internet and by mail order.

On November 18, 2004, we completed the acquisition of 100%, of the shares of id-Confirm, Inc. in exchange for issuing 26,000,000 shares of our common stock. As a result, the former stockholders of id-Confirm, Inc. acquired a majority of our outstanding stock. Therefore, for accounting purposes, id-Confirm, Inc. was deemed to have acquired Fidelity Capital Concepts Limited. id-Confirm, Inc. survives as our wholly-owned subsidiary. After completion of this acquisition of the id-Confirm, Inc. shares, we changed our name from "Fidelity Capital Concepts Limited" to "id-Confirm, Inc." to reflect our newly acquired business.

Our business involves developing and implementing the commercialization of a portable personal biometric device for use in personal identification, authentication, and security applications. The principal applications which will be pursued are identity theft, homeland security and credit card fraud.

Principal Products and Services

We are in the business of developing and implementing personal biometric devices for use in personal security applications.

Biometrics are automated methods of identifying a person or verifying the identity of a person based on a physiological or behavioural characteristic. Biometric technologies are becoming the foundation of an extensive array of highly secure identification and personal verification solutions. Essentially, all current biometric technologies work on the same principal. Each user is enrolled by the biometrics system and a copy of the enrollment data is stored in a secured database. When users present themselves for authentication, a new scan/sample is taken and compared with the one stored in the secured database. If the new sample matches, the verification is confirmed. To date, we have developed intellectual property and technology with respect to portable personal biometrics.

On November 23, 2004 we entered into a letter of intent with Aeros Aviation, LLC and affiliate companies for Aeros to create a new generation of portable biometric identity devices for our exclusive use. These employ new hardware concepts as well as new mathematical formulations for identification and authentication methodologies.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. Despite our expectations, there are no assurances that an increase in our revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve the anticipated revenue growth or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend approximately $700,000 during the twelve-month period ending December 31, 2005 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, purchase plant and machinery, and as working capital. These expenditures are broken down as follows:

Estimated Expenditures Required During the Twelve Month Period

Operating expenses
Sales and Marketing	$300,000
Research and Development	100,000
Manufacturing and Engineering	0
General and Administrative	250,000
Total Operating Expenses	650,000
Capital expenditures	50,000
Total	$700,000

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to biometrics in personal security applications. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from the sale or lease of our biometric identification and authentication systems within the next three months, but, we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses.

We believe that broad market acceptance of our security, identification and authentication products is critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings or any new product offerings. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would adversely affect our business.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Sales and Marketing

We are promoting our products through multiple channels, namely through soliciting distributors in the United States and foreign countries, security consultants and our own sales team. We plan to direct our marketing effort to target sales in US homeland security, identity theft and credit card fraud. We will demonstrate the feasibility of our products to our potential customers via pilot projects. For example, we have been asked to participate in a pilot project being run in Bulgaria to test the feasibility of using systems such as we can produce in the fight against illegal border crossings of merchandise. Equally important, we are using the Internet as a marketing tool and in this regard we have built a secure website to disseminate information about our products. We anticipate that we will expend approximately $300,000 during the twelve-month period ending December 31, 2005 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Research and Development

We anticipate expending approximately $100,000 during the twelve-month period ending December 31, 2005 on research and development activities, which would include approximately $50,000 on salaries and $50,000 on related supplies to conduct these activities and the production of future prototypes. We intend to develop our own key components as part of our objective to reduce product cost.

Manufacturing and Engineering

We currently plan to have our products manufactured for us by third parties, under the supervision of qualified personnel. Our consultants in the design and development of our products have long term relationships with manufacturers and assemblers and we intend to use those relationships to our company's advantage as it pertains to manufacturing and assembly of products. Engineering for our products is conducted through consultants to the company. Development of our "back office" software likewise has been accomplished through the use of independent consultants.

Capital Expenditures

We intend to invest $50,000 during the twelve-month period ending December 31, 2005 in additional server farm, computer, and other equipment.

Employees

We expect that we will expend $150,000 in salaries during the twelve months ending December 31, 2005. We currently employ 2 full time employees. The six consultants with whom we are working are compensated as independent contractors under the appropriate categories above. We intend to increase our engineering and marketing staff in tandem with our business programmes.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending December 31, 2005 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

We have not generated any revenues since inception. Consequently, we have incurred accumulated losses of approximately $62,488 from inception through December 31, 2004.

As noted above, the management of our company projects that we may require approximately $700,000 to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending December 31, 2005. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

In the long-term, our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our current product offerings and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

We have not yet determined the effect of future implementation of these new standards on the consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $700,000 to carry out our business plan for the twelve months ending December 31, 2005. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our services; or

- we incur any significant unanticipated expenses.

We may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

We have a history of losses and negative cash flows, which is likely to continue unless our products gain sufficient market acceptance to generate a commercially viable level of sales.

Since inception through December 31, 2004, we have incurred aggregate net losses of $62,488, and we had working capital surplus of $269,087 as at December 31, 2004. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will be able to start generating revenues during the next 6 months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflow unless and until our existing products, and/or any new products that we may develop or acquire, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

In their report on the annual consolidated financial statements for the year ended September 30, 2004, our independent auditors included explanatory paragraphs regarding concerns about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Unless we can establish significant sales of our current products, our potential revenues may be significantly reduced.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our security products. We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. The successful introduction and broad market acceptance of our security products - as well as the development, introduction and market acceptance of any future enhancements - are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Although management is not aware of similar products which would compete directly with our products, it is anticipated that larger, better-financed companies will or could develop products similar or superior to our products. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stocks quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the Amex or the NYSE. Accordingly, shareholders may have difficulty reselling any of the shares.

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2004, we issued 26,000,000 shares to 13 individuals in consideration for the exchange of all of the shares of iD Confirm, Inc. held by them. We issued these shares to accredited investors relying on Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 2, 2003).
3.2	By-laws (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 2, 2003).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K, filed on January 4, 2005)
10.1

Share Purchase Agreement dated September 1, 2003 between Fidelity Capital Concepts Limited, Kim Yvonne Allan and John Andrew Allan (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 2, 2003).

10.2

Share Exchange Agreement dated November 12, 2004 between Fidelity Capital Concepts Limited and the shareholders of ID Confirm Inc. (incorporated by reference from our Current Report on Form 8-K, filed on November 17, 2004).

10.3	Letter of Intent dated November 23, 2004 between ID-Confirm Inc. and Aeros Aviation, LLC (incorporated by reference from our Current Report on Form 8-K, filed on December 1, 2004).
21	Subsidiaries of Id-Confirm, Inc. ID Confirm Inc.
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ID-CONFIRM, INC.
Date: February 22, 2005	/s/ Ronald N. Baird Ronald N. Baird, President and CEO (Principal Executive Officer)
Date: February 22, 2005	/s/ Robert A. Morrison IV Robert A. Morrison IV, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)