Form 10QSB
period 2005-03-31
ID-CONFIRM, INC.
filed 2005-05-25
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  50,200,000 common shares issued and outstanding as of May 15, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2005

(Unaudited - Prepared by Management)

Index

Consolidated Balance Sheet

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ID-CONFIRM, INC.
(formerly Fidelity Capital Concepts Limited)
(A development stage enterprise)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
March 31,
2005

ASSETS

Current Assets
Cash and cash equivalents	$546,754
Deposit	2,100

Total Current Assets	548,854

Furniture, fixtures and equipment (Note 4)	117,431

Total Assets	$666,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
Accounts payable and other accrued liabilities	$5,319

Total Liabilities	5,319

Stockholders' Equity

Share Capital (Note 5)
Authorized:
100,000,000 common shares with a par value of $0.0001
Issued:
50,200,000 common shares	5,020

Additional paid-in capital	1,708,626

Deficit accumulated during the development stage	(1,052,680)

Total Stockholders' Equity	660,966

Total Liabilities and Stockholders' Equity	$666,285

The accompanying notes are an integral part of these financial statements.

ID-CONFIRM, INC.
(formerly Fidelity Capital Concepts Limited)
(A development stage enterprise)
Consolidated Statements of Shareholders' Equity
Period from October 28, 2004 (inception) to March 31, 2005
(Expressed in U.S. Dollars)
( Unaudited - Prepared by Management)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	(deficiency)

Initial capitalization as a result of acquisition	26,000,000	$ 2,600	$ (1,600)	$ -	$ 1,000

Recapitalization to effect the acquisition of Fidelity
Capital Concepts Limited, 43,200,000 less 20,000,000
shares surrendered for cancellation	23,200,000	2,320	85,017	-	87,337

Common shares and warrants issued for cash on January 10, 2005	1,000,000	100	899,900	-	900,000

Stock-base compensation	-	-	725,309	-	725,309

Comprehensive income (loss)
- Net loss for the period	-	-	-	(1,052,680)	(1,052,680)
Balance, March 31, 2005	50,200,000	$ 5,020	$1,708,626	$ 1,052,680)	$ 660,966

The accompanying notes are an integral part of these financial statements

ID-CONFIRM, INC.
(formerly Fidelity Capital Concepts Limited)
(A development stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
	Period from
	October 28,
	2004 (inception)	3 months ended
	to March 31, 2005	March 31, 2005

Expenses
Advertising	$700	$200
Consulting fee	70,869	64,369
Depreciation	9,597	6,609
Office and sundries	10,369	5,628
Rent	11,928	8,228
Professional fee	33,630	33,630
Salaries and benefits	77,471	57,490
Start-up costs	102,188	82,000
Travel	6,424	4,934
Website development	4,200	1,800
Stock based compensation	725,309	725,309

Total expenses	1,052,685	990,197
		.
Other income
Interest income	5	5

Net (loss) for the period	$(1,052,680)	$(990,192)

(Loss) per shares - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	46,572,903	50,088,889

The accompanying notes are an integral part of these financial statements.

ID-CONFIRM, INC.
(formerly Fidelity Capital Concepts Limited)
(A development stage enterprise)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
	Period from
	October 28,
	2004 (inception)	3 months ended
Stated in U.S. dollars	to March 31, 2005	March 31, 2005

Cash flows from (used in) operating activities
Net (loss) for the period	$(1,052,680)	$(990,192)
Adjustments for items not involving cash
-depreciation	9,597	6,609
-stock-based compensation	725,309	725,309
Changes in other assets and liabilities (net of effect
of acquisition of Fidelity Capital Concepts Limited)
-deposit	(2,100)	(1,100)
-accounts payable and accrued liabilities	2,545	(1,941)

Net cash used in operating activities	(317,329)	(261,315)

Cash flows from (used in) investing activities
Cash acquired from Fidelity Capital Concepts Limited	90,111	-
Purchase of equipment	(127,028)	(67,278)

Net cash used in investing activities	(36,917)	(67,278)

Cash flows provided by financing activities
Proceeds from issuance of common stock	901,000	600,000

Increase in cash and cash equivalents	546,754	271,407

Cash and cash equivalents, beginning of period	-	275,347

Cash and cash equivalents, end of period	$546,754	$546,754

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

1.	Incorporation and Continuance of Operations

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

March 31, 2005

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

(c) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2005, cash and cash equivalents consists of cash only.

(d) Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation is computed using straight-line method and based on five years of estimated useful lives of the assets.

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005

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

(f) Advertising Expenses

The Company expenses advertising costs as incurred. The Company incurred $700 and $200 advertising expenses for the period from October 28, 2004 (inception) to March 31, 2005 and three-month period ended March 31, 2005, respectively.

(g) Loss Per Share

Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the three-month period ended March 31, 2005 because there are no potential dilutive securities.

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

2.	Significant Accounting Policies (continued)

(h) Foreign Currency Transactions

The Company and its subsidiary maintain the accounting records in U.S. Dollars, the functional currency, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

(i) Financial Instruments

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant currency, interest or credit risks arising from these financial instruments.

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005

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

(k) Stock-based Compensation

The Company has adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123) “Accounting for Stock-based Compensation”. The Company has a stock option plan that is described more fully in Note 6.

(l) Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the period from October 28, 2004 (inception) to March 31, 2005

(m) New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

2.	Significant Accounting Policies (continued)

(m) New Accounting Pronouncements (continued)

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 does not have a material impact on the Company’s financial statements.

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

3.	Operating Results of FCC Before Reverse Acquisition

The Consolidated operating results of FCC for the period from October 1, 2004 to November 18, 2004 (date of reverse acquisition) are summarized, as follows:

Sales	$29,606
Cost of goods sold	13,516

Gross profit	16,090

Operating expenses	15,592

Net income	$498

4.	Fixed Assets

Furniture, fixtures and equipment	$127,028
Less: Accumulated depreciation	9,597

$117,431

5.	Share Capital

(a) Private placement

During the three-month period ended March 31, 2005, the Company completed an equity private placement of $900,000 by issuing 1,000,000 units at a purchase price of $0.90 per unit. Each unit comprises one share of common stock and two stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $1.25 per share for the first year after the closing of the private placement, and $1.50 per share for the second year.

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

5.	Share Capital (continued)

(b)	Shares purchase warrants outstanding as at March 31, 2005

Number of shares	Exercise Price	Expiry Date

2,000,000	$ 1.25 (1st year)	January 10, 2006
	$ 1.50 (2nd year)	January 10, 2007

Each warrant entitles the holder to purchase one common share of the Company.

6.	Stock Option Plan

The board of directors has approved a stock option plan during the period, pursuant to which directors, officers, employees and consultants of the Company are eligible to receive grants of options for the Company’s common stock. Each stock option entities its holder to purchase one common share of the Company. The Plan is administrate by the board of directors.

In March 2005, 3,200,000 stock options were granted to employees with an exercise price of $1.51 per share, higher than fair market value of the underlying stock at the grant date, and expire on March 14, 2010. 20% of the options were vested immediately and the remaining options are vested at 20% per year from March 14, 2005 to March 14, 2009. The remaining contractual life of the options was 4.92 years and 640,000 stock options were exercisable as at March 31, 2005.

The Company charged $725,309 stock-based compensation in relating to operating expenses in the period by applying the fair value method in accordance with SFAS No.123.

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

6.	Stock Option Plan (continued)

The following table shows the assumptions used in determining stock-based compensation costs under the Black-Scholes option pricing model:

Expected volatility	100.16%
Risk-free interest rate	3.00%
Expected life (years)	5.00
Dividend yield	Nil
Weighted average fair value of options granted	$1.13

As at March 31, 2005, there was $2.90 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a period of 4 years.

The fair value of stock options is estimated at the grant date using the Black-Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the controls of the Company. If future market conditions are different than the assumption used, stock-based compensation expense could be significantly different.

ID-CONFIRM, INC.

(formerly Fidelity Capital Concepts Limited)

(A development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

7.	Subsequent events

In April 2005, the Company entered into a Memorandum of Understanding with a U.S. private company to acquire their biometric knowledge and assets, including patents, patents pending, and rights and patents to the TouchStar and Mini-TouchStar products in exchange for stock options for 300,000 shares of the Company exercisable at $1.00 per share for a period of five years from their date of issuance. One-third of the stock options shall be immediately exercisable, one-third shall be exercisable upon completion of the next annual meeting of the Company, and the remaining one-third on January 2, 2006. The TouchStar products to be acquired are biometrically-based time and attendance devices that not only record a person’s presence but also integrate with various payroll accounting systems.

The Company and another U.S. private company entered into an agreement in April 2005 that both companies working together to advance their individual positions within the industry of “Net-Centric” and “Biometric” technology through an active pilot program using a biometric component in a net-centric supply chain infrastructure to enhance productivity and transportation effectiveness among trading partners crossing regional borders as well as helping private businesses to achieve higher capital efficiency ratios.

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

Effective April 9, 2005 we entered into a Memorandum of Understanding with Aeros Aviation, LLC. The Memorandum of Understanding contemplates the acquisition of certain Aeros’ products that include the TouchStarTM and Mini-TouchStarTM products. This memorandum takes the place of the November 23, 2004 letter of intent to acquire Aeros.

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

PLAN OF OPERATION AND CASH REQUIREMENTS

We anticipate that we will expend approximately $700,000 during the twelve-month period ending March 31, 2006 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, purchase plant and machinery, and as working capital. These expenditures are broken down as follows:

Estimated Expenditures Required During the Twelve Month Period

Operating expenses
Sales and Marketing	$300,000
Research and Development	100,000
Manufacturing and Engineering	0
General and Administrative	250,000
Total Operating Expenses	650,000
Capital expenditures	50,000
Total	$700,000

As at March 31, 2005, we had working capital of $543,535. If necessary, we plan to raise any further capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for civil defence equipment companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Sales and Marketing

We are promoting our products through multiple channels, namely through soliciting distributors in the United States and foreign countries, security consultants and our own sales team. We plan to direct our marketing effort to target sales in US homeland security, identity theft and credit card fraud. We will demonstrate the feasibility of our products to our potential customers via pilot projects. For example, we have been asked to participate in a pilot project being run in Bulgaria to test the feasibility of using systems such as we can produce in the fight against illegal border crossings of merchandise. Equally important, we are using the Internet as a marketing tool and in this regard we have built a secure website to disseminate information about our products. We anticipate that we will expend approximately $300,000 during the twelve-month period ending March 31, 2006 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Research and Development

We anticipate expending approximately $100,000 during the twelve-month period ending March 31, 2006 on research and development activities, which would include approximately $50,000 on salaries and $50,000 on related supplies to conduct these activities and the production of future prototypes. We intend to develop our own key components as part of our objective to reduce product cost.

Manufacturing and Engineering

We currently plan to have our products manufactured for us by third parties, under the supervision of qualified personnel. Our consultants in the design and development of our products have long term relationships with manufacturers and assemblers and we intend to use those relationships to our company’s advantage as it pertains to manufacturing and assembly of products. Engineering for our products is conducted through consultants to the company. Development of our “back office” software likewise has been accomplished through the use of independent consultants.

Capital Expenditures

We intend to invest $50,000 during the twelve-month period ending March 31, 2006 in additional server farm, computer, and other equipment.

Employees

We expect that we will expend $150,000 in salaries during the twelve months ending March 31, 2006. We currently employ 2 full time employees. The six consultants with whom we are working are compensated as independent contractors under the appropriate categories above. We intend to increase our engineering and marketing staff in tandem with our business programmes.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending March 31, 2006 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

We have not generated any revenues since inception. Consequently, we have incurred accumulated losses of approximately $1,052,680 from inception through March 31, 2005.

As noted above, the management of our company projects that we may require approximately $700,000 to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending March 31, 2006. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

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

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products. To date, we have incurred significant expenses in product development and administration in order to ready our products for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $700,000 to carry out our business plan for the twelve months ending March 31, 2006. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

Since inception through March 31, 2005, we have incurred aggregate net losses of $1,052,680, and we had working capital of $543,535 as at March 31, 2005. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

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

10.3	Letter of Intent dated November 23, 2004 between ID-Confirm Inc. and Aeros Aviation, LLC (incorporated by reference from our Current Report on Form 8-K, filed on December 1, 2004).
10.4	Letter of Intent between Id-Confirm Inc. and Aeros Aviation, LLC dated effective February 18, 2005 (incorporated by reference from our Current Report on Form 8-K, filed on February 28, 2005)
10.5	Letter of Intent between Id-Confirm Inc. and Inner Circle Logistics, Inc. dated effective April 1, 2005. (incorporated by reference from our Current Report on Form 8-K, filed on April 7, 2005)
10.6	Memorandum of Understanding between Id-Confirm Inc. and Aeros Aviation, LLC dated April 9, 2005 (incorporated by reference from our Current Report on Form 8-K, filed on April 12, 2005)
21	Subsidiaries of Id-Confirm, Inc. ID Confirm Inc.
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ID-CONFIRM, INC.
Date: May 24, 2005	/s/ Ronald N. Baird Ronald N. Baird, President and CEO (Principal Executive Officer)
Date: May 24, 2005	/s/ Robert A. Morrison IV Robert A. Morrison IV, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)