Form 10KSB
period 2005-06-30
ID-CONFIRM, INC.
filed 2005-09-28
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2005

☒           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 30, 2004 to June 30, 2005

Commission file number  000-50321

id-Confirm, Inc.
(Name of small business issuer in its charter)

Nevada	98-0222930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Boulder Street, Suite 400, Denver, CO	80211-6400
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  303.458.5727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $ Nil

- ii -

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

51,000,000 shares of common stock issued and outstanding as of September 22, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☒;	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms “we”, “us”, “our company”, and “id-Confirm” mean id-Confirm, Inc., a Nevada corporation, unless otherwise indicated.

Business Development During the Last Three Years

Fidelity Capital Concepts Limited (FCC) was incorporated under the laws of the State of Nevada on October 29, 1999. Until FCC effected the acquisition of a Colorado corporation on November 18, 2004, id-Confirm, Inc. (id-Confirm (Colorado)), its focus was on the wholesale and retail of knit silk undergarments and silk blended lounge wear by direct customer sales through the internet and by mail order.

On October 8, 2004, FCC effected a forward split of its then issued and outstanding 5,400,000 shares of common stock on a one-for-eight basis. This forward split resulted in the company having 43,200,000 shares of common stock issued and outstanding as of October 8, 2004.

On November 12, 2004, FCC entered into a share exchange agreement with id-Confirm (Colorado) and its stockholders to acquire 100% of id-Confirm (Colorado)’s issued and outstanding shares of voting stock in exchange for 26,000,000 shares of common voting stock of FCC. The share consideration paid by FCC to id-Confirm (Colorado) stockholders represented 52.85% of the issued voting equity of FCC on a fully diluted basis immediately following closing. FCC’s acquisition of id-Confirm (Colorado) was an arm’s length transaction.

On November 18, 2004, FCC completed the acquisition of 100%, of the shares of common stock of id-Confirm (Colorado) in exchange for issuing 26,000,000 shares of common stock. As a result, the stockholders of id-Confirm, (Colorado) acquired a majority of the outstanding shares of common stock. Therefore, for accounting purposes, id-Confirm (Colorado) was deemed to have acquired FCC.

Concurrently, id-Confirm (Nevada) disposed of a wholly-owned subsidiary to a director and shareholder for cancellation of 1,600,000 common shares and another shareholder surrendered 18,400,000. The subsidiary disposed of accounted for all of id-Confirm (Nevada)’s prior business operations, and on the date of reorganization the net assets of the remaining non-operating entity were $87,337, consisting principally of cash and accounts payable.

None of the stockholders of id-Confirm (Colorado) were stockholders of FCC prior to the November 2004 acquisition. Under certain circumstances, the shares of common stock issued by FCC to the former stockholders of id-Confirm (Colorado) could constitute a controlling voting block on matters which may be put before FCC’s stockholders. In consideration for the exchange of all id-Confirm (Colorado) shares of common stock held by them, the 26,000,000 shares of common stock were issued to 13 individuals in reliance upon the exemptions from registration provided by Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

On December 29, 2004, we changed our name from “Fidelity Capital Concepts Limited” to “id-Confirm, Inc”. The name change was recorded by the Nevada Secretary of State on December 29, 2004 and took effect with the Over-the-Counter Bulletin Board at the opening for trading on January 4, 2005 under the new stock symbol, IDCO.

Principal Products and Services

Our business involves developing and implementing the commercialization of portable personal biometric devices and software applications for use in personal identification, authentication, and security applications. The principal applications which will be pursued are in prevention of identity theft, assistance to homeland security and elimination of credit card fraud.

Biometrics are automated methods of identifying a person or verifying the identity of a person based on a physiological or behavioural characteristics. Biometric technologies are becoming the foundation of an extensive array of highly secure identification and personal verification solutions. Essentially, all current biometric technologies work on the same principal. Each user is enrolled by the biometrics system and a copy of the enrollment data is stored in a secured database. When users present themselves for authentication, a new scan/sample is taken and compared with the one stored in the secured database. If the new sample matches, verification is confirmed. To date, our company and its management have developed intellectual property, software applications and technology with respect to mobile personal biometrics. We are a development stage company and will require significant debt or equity financing to continue the development of our intellectual property, software and technology and to continue as a going concern.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. To date we have not had any revenue and, despite our expectations, there are no assurances that revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve anticipated revenues or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

On December 1, 2004, we announced a letter of intent between our company and Aeros Aviation, LLC (Aeros), and affiliated companies located in McKinney, Texas for Aeros to create a new generation of mobile biometric identity devices for id-Confirm, Inc.’s exclusive use. The terms of the letter of intent call for delivery of a working version of the initial device, along with its associated proprietary intellectual property, to id-Confirm, Inc. We intend to employ this initial device in the introduction of its mobile identification and verification system to selected industries and applications.

On April 1, 2005, we announced a memorandum of understanding with Inner Circle Logistics, Inc. (Inner Circle) for an active pilot program using a biometric component in a net-centric supply chain infrastructure. The purpose was to enhance productivity and transportation effectiveness among trading partners crossing regional borders as well as helping private businesses to achieve higher capital efficiency ratios.

On April 9, 2005, we announced a memorandum of understanding with Aeros which contemplates the acquisition of certain products of Aeros that include the touchStarTM and Mini-touchStarTM products. These products are the Time and Attendance and building access products and accompanying software components.

As of June 30, 2005, neither the Aeros nor Inner Circle agreements are completed, but both are in process at this time.

On August 2, 2005, we announced the availability of our one gigabyte memory device (SDD) for sale through our e-store. This device, which is about the size of an adult thumb and works with any USB-enabled computer, will allow the user to transport files in a secure environment from computer to computer (as in a work or school environment). Activated by the owner’s unique fingerprint biometrics, the memory device creates a secure method of storing and transporting confidential computer files and making them only available to its owner on any computer. To use the device, the owner initializes it to recognize only the owner’s biometric. The memory device can recognize up to four unique fingerprints. Data information is then stored on the memory device and it is removed and/or copied from the home or office computer. To access data files on it, away from the home or office computer, the user merely inserts it into the USB port of any computer, opens it with his or her fingerprint, and then retrieves files in the traditional way.

On August 8, 2005, we announced that we were assigned patent rights from Robert A. Morrison IV and Ronald N. Baird, our directors and officers, for a new mobile biometric communications device incorporating several unique innovations. No consideration was issued by us for this assignment. The device combines the attributes of a mobile telephone, with biometric security features, and the characteristics of a credit identification system. The mobile biometric communications device is designed to take the place of a number of devices and identification mechanisms that people carry with them on a day-to-day basis. The product is designed to add security both to the use of a mobile communications system as well as credit verification methods.

Research and Development

As a development stage company with a unique multi-faceted technique for biometric authentication devices, much of the current year (inception through June 30, 2005) budget has been spent on research and development. We spent $180,894 on research and development activities from October 28, 2004 (inception) through June 30, 2005. We expect that our annual research and development expenses will continue to increase as we complete work on products currently in development.

Sales and Marketing

We are promoting our products and accompanying software through multiple channels, namely through soliciting master distributors in the United States and foreign countries, through security consultants and through our own sales team. We plan to direct our marketing effort to target sales in U.S. homeland security, identity theft prevention and eliminating credit card fraud. We will demonstrate the feasibility of our products and software to our potential customers via pilot projects. For example, we have been asked to participate in a pilot project being run in Bulgaria to test the feasibility of using systems such as we can produce in the fight against illegal border crossings and theft of merchandise being transported across various border/customs points. In a report released in September 2005 by the United States Agency for International Development (USAID)/Bureau for Europe and Eurasia, the Bulgarian project has been deemed successful. The report further stated that this kind of technology will be useful for companies and governments to realize efficiencies in their market delivery systems and their border/customs security. We also have on-going pilot projects in Mexico and Romania. Equally important to us is the internet as a marketing tool. In this regard, we have built a secure website to disseminate information about our products and accompanying software. As of September 20, 2005, our company’s e-store is accessible on the website and ready for product sales via the internet. The secure purchase site is accessible from our company’s website address, www.id-confirm.com. Products like the one gigabyte USB biometric flash drive can be purchased on the e-store site. The customer is able to use any major credit card to purchase our products. As we develop additional biometric security devices, these will also be available through the e-store. We anticipate that we will expend approximately $300,000 during the twelve-month period ending June 30, 2006 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Competition

Although management is not aware of similar products and software which would compete directly with our products and technology, it is anticipated that larger, better-financed companies will or could develop products similar or superior to our products and technology. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

Intellectual Property

id-Confirm, Inc. has three Patent and Trademark registrations in process.

Government Approval

We expect approval of pending patents by the United States Patent Office within the next eighteen months.

Employees

As of September 22, 2005, we employed 3 full-time people. The ten consultants with whom we are working are compensated as independent contractors. We expect that we will add employees, mostly in the engineering and marketing areas which will cause a substantial increase in the amount of money spent on salaries. We intend to spend $325,000 for salaries during the twelve months ending June 30, 2006 with most of the increase being due to our engineering and marketing staff in tandem with our business programs.

Capital Expenditures

We intend to invest $50,000 during the twelve-month period ending June 30, 2006 in an additional server farm, computer, and other equipment.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending June 30, 2006 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

We have not generated any revenues since inception. Consequently, we have incurred accumulated losses of $1,603,255 from inception through June 30, 2005.

As noted above, management of our company projects that we may require approximately $700,000 to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending June 30, 2006. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

In the long-term, our ability to continue as a going concern is dependent upon successful and sufficient market acceptance of our current product and software authentication offerings and any new product offerings and production of software that we may introduce. The continuing successful development and sales of our products and related technologies, and, finally, achieving a profitable level of operations will contribute to our ongoing success. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products and technology. To date, we have incurred significant expenses in product development and administration in order to ready our products and software for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $700,000 to carry out our business plan for the twelve months ending June 30, 2006. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

A decline in the price of our shares of common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our shares of common stock could result in a reduction in the liquidity of our shares of common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our shares of common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

We have a history of losses and negative cash flows, which is likely to continue unless our products gain sufficient market acceptance to generate a commercially viable level of sales.

Since inception through June 30, 2005, we have incurred aggregate net losses of $1,603,255 and we had working capital of $1,200,466 as of June 30, 2005. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will be able to start generating revenues during the next six months, we also expect an increase in development and operating costs. Consequently, we expect to incur operating losses and net cash outflows unless and until our existing products, and/or any new products that we may develop or acquire, gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.

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

There is a high risk of business failure due to the fact that we have not commenced commercial operations.

Although we are in the initial stages of developing and implementing the commercialization of our mobile personal biometric device for use in personal security applications, there is no assurance that we will be able to successfully develop sales of our products and technology. Thus we have no way of evaluating whether we will be able to operate the business successfully, and there is no assurance that we will be able to achieve profitable operations.

Potential investors should be aware of the difficulties normally encountered in developing and commercializing new industrial products and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture and financing of our mobile personal biometric device. If we are unsuccessful in addressing these risks, our business will most likely fail.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our mobile personal biometric device. Other than registering the domain name www.id-confirm.com, we have not taken any action to protect our proprietary technology. If any of our competitor’s copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively.

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We have registered the trademark “id-Confirm” and other patents in the United States. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.

Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Although management is not aware of similar products and software technology which would compete directly with our products and technology, it is anticipated that larger, better-financed companies will or could develop products and technology similar or superior to our products and technology. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our products and software technology, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products and software may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products and software must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products and software or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products and software may not be favourably received.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our shares of common stock and make it difficult for our stockholders to resell their shares of common stock.

Our shares of common stock are quoted on the OTC Bulletin Board service of the National Association of Securities Dealers Inc. Trading in stocks quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our company’s operations or business prospects. This volatility could depress the market price of our shares of common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange such as the American Stock Exchange or New York Stock Exchange. Accordingly, stockholders may have difficulty reselling any of the shares of common stock.

Trading of our shares of common stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our shares of common stock.

The United States Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our shares of common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Item 2. Description of Property.

Our principal executive offices are located at 1800 Boulder Street, Suite 400, Denver, Colorado, 80211-6400. Our premises occupy 3,500 square feet, which we believe is adequate for our current operations. We lease the premises at a cost of $12.00 per square foot, escalating to $15.00 per square foot for a term of 5 years. We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

In the United States, our shares of common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol, IDCO. The following quotations obtained from Yahoo Finance reflect the highs and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
March 31, 2005	$2.79	$1.30
June 30, 2005	$1.74	$0.63

(1)    Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the name “Fidelity Capital Concepts Limited” under the symbol, FDCC, however, the first trade did not occur until January 4, 2005 when we commenced trading under the name “id-Confirm, Inc.” under the symbol, IDCO.

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is The Nevada Agency and Trust Company, 880 – 50 West Liberty Street, Reno, Nevada, 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623).

On September 22, 2005, the list of stockholders for our shares of common stock showed 6,455 registered stockholders and 51,000,000 shares of common stock outstanding.

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On January 10, 2005, we completed an equity private placement of $900,000 by issuing 1,000,000 units at a purchase price of $0.90 per unit. Each unit comprised one share of common stock and two stock purchase warrants. Each warrant entitled the holder to purchase one share of common stock at $1.25 per share for the first year after the closing of the private placement, and at a price of $1.50 per share for the second year. We issued the shares of our common stock and the warrants to one investor who was a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 25, 2005, we issued 800,000 shares of common stock at a price of $1.25 per share pursuant to an exercise of share purchase warrants, which were granted pursuant to the private placement we conducted in January of 2005. The securities were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 18, 2005, we issued stock options to acquire an aggregate of 3,200,000 shares of our common stock to nine outside contractors. The options were issued to non-U.S. persons (as such term is defined in Regulation S) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 or to accredited investors, pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 2005 Stock Option Plan on January 31, 2005. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at June 30, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,200,000(1)	$1.51	1,800,000(1)
Total	3,200,000(1)	$1.51	1,800,000(1)

(1)            The maximum number of options issuable under our stock option plan is 5,000,000. Includes options to acquire 3,200,000 shares of common stock granted under our stock option plan. None of the options granted have been exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended June 30, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Overview

FCC was incorporated under the laws of the State of Nevada on October 29, 1999. Until the acquisition of a Colorado corporation, (id-Confirm (Colorado)) was completed, our focus was on the wholesale and retail of knit silk undergarments and silk blended lounge wear by direct customer sales through the internet and by mail order.

On November 18, 2004, we completed the acquisition of 100% of the issued and outstanding common shares of id-Confirm (Colorado) for issuing 26,000,000 shares of our common stock to id-Confirm (Colorado)’s stockholders. As a result, the former stockholders of id-Confirm (Colorado) acquired a majority of FCC’s outstanding shares of common stock. Therefore, for accounting purposes, id-Confirm (Colorado) was deemed to have acquired FCC. id-Confirm (Colorado) survives as our wholly-owned subsidiary. After completion of the acquisition, we changed our name from “Fidelity Capital Concepts Limited” to “id-Confirm, Inc.” to reflect our newly acquired business.

Our business involves developing and implementing the commercialization of a portable personal biometric device and accompanying software for use in personal identification, authentication, and security applications. The principal applications which will be pursued are in the prevention of identity theft, assisting with homeland security and eliminating credit card fraud.

General - Explanation of Comparative Periods

The acquisition of id-Confirm (Colorado) was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of id-Confirm (Colorado) controlled a majority of our shares of common stock immediately upon conclusion of the transaction and the continuing business is that of id-Confirm (Colorado). Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of id-Confirm (Colorado).

The previous audited financial statements of FCC for the fiscal periods ended September 30, 2004 and 2003 were included on our annual report on Form 10-KSB, filed with the Securities and Exchange Commission on January 7, 2005. Prior to the share exchange with id-Confirm (Colorado), FCC (the inactive public company) was not operating, had minimal assets and liabilities and had minimal revenue from its inception through the date of its reorganization on November 18, 2004.

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $700,000 during the twelve-month period ending June 30, 2006 to secure initial product and technology orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products and software, launch a marketing program, ramp up our product assembly capabilities, purchase assembly facilities and equipment, and need for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2006

Operating expenses
Sales and Marketing	$300,000
Research and Development	100,000
General and Administrative	250,000
Total Operating Expenses	650,000
Capital expenditures	50,000
Total	$700,000

At June 30, 2005, we had working capital of $1,200,466. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for civil defense equipment companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to biometrics in personal security applications. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from the sale or lease of our biometric identification and authentication systems within the next three months; however, we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses.

We believe that broad market acceptance of our security, identification and authentication products is critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product and technology offerings or any new product or software offerings. Failure to achieve broad market acceptance of our security products and authentication software, as a result of competition, technological change, or otherwise, would adversely affect our business.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Significant Contractual Cash Obligations

	Payments Due by Period
	Less than 1 Year	1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease	$223,900	$44,800	$155,100	$24,000	-

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (“APB”) Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005.

Management does not expect the adoption of these rules and pronouncements to have a material impact on our financial statements.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Significant estimates include evaluation of our company’s income tax net operating loss carry-forwards and valuation of non-monetary transactions in connection with the issuances of shares of common stock and common stock warrants and options.

Stock-based Compensation

Our company has adopted the fair value method of accounting for stock-based compensation recommended by of SFAS No. 123, Accounting for Stock-based Compensation.

The fair value of stock options is estimated at the grant date using the Black-Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of our company. If future market conditions are different than the assumption used, stock-based compensation expense could be significantly different.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

id-Confirm, Inc.

(A development stage company)

Denver, Colorado

We have audited the accompanying consolidated balance sheet of id-Confirm, Inc. (a company in the development stage-the “Company”) as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from October 28, 2004 (inception) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of id-Confirm, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the period from October 28, 2004 (inception) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of revenues and operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

September 15, 2005

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Consolidated Balance Sheet
June 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$1,246,242
Total current assets	1,246,242
Furniture, fixtures and equipment, net of depreciation (Note 2)	45,649
Deposits	3,100
Total assets	$1,294,991
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$45,776
Total liabilities	45,776
STOCKHOLDERS’ EQUITY
Common stock, $0.0001, par value, 100,000,000 shares authorized,
51,000,000 shares issued and outstanding	5,100
Additional paid-in capital	2,847,370
(Deficit) accumulated during the development stage	(1,603,255)
Total stockholders’ equity	1,249,215
Total liabilities and stockholders’ equity	$1,294,991
The accompanying notes are an integral part of these consolidated financial statements.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Consolidated Statement of Operations Period from October 28, 2004 (inception) to June 30, 2005
Net sales	$-
Operating expenses:
Research and development	(180,894)
Selling, general and administrative	(1,425,155)
Total operating expenses	(1,606,049)
(Loss) from operations	(1,606,049)
Interest income	2,794
(Loss) before income tax	(1,603,255)
Income tax	-
Net (loss)	$(1,603,255)

(Loss) per share – basic and diluted	$(0.03)
Weighted average number of
common shares outstanding	50,008,943
The accompanying notes are an integral part of these consolidated financial statements.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Consolidated Statement of Stockholders’ Equity Period from October 28, 2004 (inception) to June 30, 2005
				(Deficit)
				accumulated	Total
			Additional	during	stockholders’
	Common Stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)
Inception, October 28, 2004	49,200,000	$4,920	$83,417	$-	$88,337
Common shares and warrants issued for cash on January 10, 2005 ($.90 per share)	1,000,000	100	899,900	-	900,000
Exercise of stock purchase warrants, May 25, 2005 ($1.25 per share)	800,000	80	999,920	-	1,000,000
Stock-based compensation	-	-	864,133	-	864,133
Net (loss) for the period	-	-	-	(1,603,255)	(1,603,255)
Balance, June 30, 2005	51,000,000	$5,100	$2,847,370	$(1,603,255)	$1,249,215
The accompanying notes are an integral part of these consolidated financial statements.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Consolidated Statement of Cash Flows Period from October 28, 2004 (inception) to June 30, 2005
Cash flows from operating activities:

Net (loss)	$(1,603,255)

Adjustments to reconcile net (loss) to net
cash provided by (used in) operations:
Depreciation	3,480
Stock-based compensation	864,133
Changes in other assets and liabilities
Deposits	(3,100)
Accounts payable and accrued liabilities	43,002
Net cash (used in) operating activities	(695,740)
Cash flows from investing activities
Purchase of equipment	(49,129)
Net cash from (used in) investing activities	(49,129)
Cash flows from financing activities
Proceeds from sale of common stock	1,901,000
Net cash provided by financing activities	1,901,000
Increase in cash and cash equivalents	1,156,131
Cash and cash equivalents, beginning of period	90,111
Cash and cash equivalents, end of period	$1,246,242
Supplemental cash flow information:
Interest paid	$-
Income taxes paid	$-
The accompanying notes are an integral part of these consolidated financial statements.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

1. Organization and Business

id-Confirm, Inc. (a development stage company) was incorporated in Nevada on October 29, 1999, and herein is referred to as “the Company” or “id-Confirm (Nevada)”. Prior to a name change on December 29, 2004, id-Confirm (Nevada) was known as Fidelity Capital Concepts Limited. On July 25, 2005, the Company also changed its fiscal year end from September 30 to June 30.

As of June 30, 2005, the Company had no revenue and is in the development stage of designing and marketing biometric identity recognition and verification technology and related products. Principal activities to date have consisted of organizing the Company, developing a business plan, assembling a management team and network of professional consultants and professionals, preliminary product design and capital formation.

(a) Reorganization on November 18, 2004

On November 18, 2004, the Company acquired id-Confirm, Inc., a development stage corporation organized in Colorado on October 28, 2004 (herein referred to as “id-Confirm (Colorado)”).

Immediately prior to the reorganization, id-Confirm (Nevada) had a total of 43,200,000 shares of issued and outstanding common stock. The reorganization was entered into pursuant to a Share Exchange Agreement whereby id-Confirm (Nevada) issued 26,000,000 shares of common stock to the shareholders of id-Confirm (Colorado) for all of the previously issued and outstanding common stock of id-Confirm (Colorado) and $1,000.

Concurrently, id-Confirm (Nevada) disposed of a wholly-owned subsidiary to a director and shareholder for cancellation of 1,600,000 common shares and another shareholder surrendered 18,400,000. The subsidiary disposed of accounted for all of id-Confirm (Nevada)’s prior business operations, and on the date of reorganization the net assets of the remaining non-operating entity were $87,337, consisting principally of cash and accounts payable.

As a consequence of the reorganization, the former id-Confirm (Colorado) shareholders owned approximately 52.85% of the resultant 49,200,000 outstanding shares of id-Confirm (Nevada) common stock. The reorganization was recorded as a recapitalization effected by a reverse acquisition wherein id-Confirm (Nevada) is treated as the acquiree for accounting purposes, even though it was the legal acquirer. Accordingly, the results of operations included in the financial statements consist solely of the accounting acquirer, id-Confirm (Colorado) since its October 28, 2004 inception and id-Confirm (Nevada) from the date of reorganization. Since the accounting acquiree, id-Confirm (Nevada) was previously inoperative, goodwill was not recorded.

(b) Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company is in the development stage, is wholly reliant on its ability to raise additional capital for future financing needs and had no revenues, saleable product, service or other business operations through June 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

1. Organization and Business (continued)

Management plans to address this uncertainty include completion of product design and initiating revenue producing activities.

2. Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, id-Confirm, Inc. (Colorado). All inter-company balances and transactions have been eliminated.

(b) Accounting Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

(c) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. At June 30, 2005, cash and cash equivalents consisted of cash only.

(d) Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives. The assets purchased through June 30, 2005 totaled $49,129 and were all deemed to have a useful life of five (5) years. Depreciation expense for the period from inception through June 30, 2005 was $3,480.

(e) Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

(f) Advertising Expenses

The Company expenses advertising costs as incurred. The Company incurred $53,174 advertising and promotion expenses for the period from October 28, 2004 (inception) through June 30, 2005.

(g) Research and Development Costs

The Company expenses research and development cost as incurred. Research and development expenses from October 28, 2004 (inception) through June 30, 2005 were $180,894.

(h) Organization Costs

The Company accounts for organization costs under the provisions of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities which requires that all organization costs be expensed as incurred.

(i) Software Development Costs

Software development costs are expensed as research costs until the Company has determined that the software has achieved technological feasibility, will result in probable future economic benefits, and management has committed to funding the project. Thereafter, the costs to develop the software are capitalized and amortized using the straight-line method over the remaining estimated useful lives.  To date, all software development costs have been expensed due to the development nature of the Company's business and products.

(j) Loss Per Share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of stock options and warrants. In periods of net loss, there are no diluted earnings per share since the result would be anti-dilutive.

(k) Financial Instruments

The fair value of financial instruments is determined at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be ascertained with precision. Changes in assumptions can significantly affect estimated fair values.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

(k) Financial Instruments (continued)

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant currency, interest or credit risks arising from these financial instruments.

(l) Income Taxes

The Company has adopted SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(m) Stock-based Compensation

The Company has adopted the fair value method of accounting for stock-based compensation recommended by of SFAS No. 123, Accounting for Stock-based Compensation.

The fair value of stock options is estimated at the grant date using the Black-Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company. If future market conditions are different than the assumption used, stock-based compensation expense could be significantly different.

(n) Comprehensive Income

The Company had no other items of comprehensive income for the period from October 28, 2004 (inception) through June 30, 2005.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

(o) Effect of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (“APB”) Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005.

Management does not expect the adoption of these rules and pronouncements to have a material impact on the Company’s financial statements.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

3. Stockholders’ Equity

(a) Private placement

On January 10, 2005, the Company completed an equity private placement of $900,000 by issuing 1,000,000 units at a purchase price of $0.90 per unit. Each unit comprises one share of common stock and two stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $1.25 per share for the first year after the closing of the private placement, and $1.50 per share for the second year. On May 25, 2005, the Company received $1,000,000 in exchange for an additional 800,000 shares of common stock issued when related warrants were exercised at the price of $1.25 per share.

(b) Warrants to purchase common stock outstanding at June 30, 2005 were as follows:

Number of shares	Exercise Price	Expiration Date
200,000	$1.25 (1st year)	January 10, 2006
1,000,000	$1.50 (2nd year)	January 10, 2007

Each warrant entitles the holder to purchase one common share of the Company.

(c)

On October 8, 2004, the Company effected a forward split of its then issued and outstanding 5,400,000 shares of common stock on a one-for-eight basis. This forward split resulted in 43,200,000 shares of common stock issued and outstanding as of October 8, 2004.

4. Stock Option Plan

The board of directors has approved a stock option plan authorizing the issuance of a total of 5,000,000 shares pursuant to which directors, officers, employees and contracted individuals/consultants of the Company are eligible to receive grants of options for the Company’s common stock. Each stock option entities its holder to purchase one common share of the Company. The Plan is administrated by the board of directors but is subject to the approval of the Company’s stockholders.

In March 2005, 3,200,000 stock options were granted to contracted individuals with an exercise price of $1.51 per share which expire on March 18, 2010. Of the options, 20% were vested immediately and the remaining options vest at 20% per year from March 18, 2006 to March 18, 2009. The remaining contractual life of the options was 4.71 years and 490,000 stock options were exercisable as of June 30, 2005.

	# Shares Under Option	Exercise Price
Inception	-	$-
Granted	3,200,000	1.51
Forfeited	-	-
Exercised	-	-
End of period, June 30, 2005	3,200,000	$1.51

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

4. Stock Option Plan (continued)

The Company charged $864,133 to operations for stock options issued in the period by applying the fair value method in accordance with SFAS No. 123.

The following table shows the assumptions used in determining stock-based compensation costs under the Black-Scholes option pricing model:

Expected volatility	100%
Risk-free interest rate	3%
Expected life (years)	5
Dividend yield	Nil
Weighted average fair value per share of options granted	$1.13

At June 30, 2005, there was $2,082,360 of total unrecognized compensation cost related to stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized as expense over the remaining option period.

5. Commitments and Contingencies

(a) Operating Lease

In connection with its rental of office/operations space, the Company has entered into a 5-year lease with an officer. The rental expense for 2005 was $18,746 Future minimum rentals under the lease are as follows:

Year Ending June 30,
2006	$44,800
2007	48,550
2008	51,200
2009	55,350
2010	24,000
$223,900

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

5. Commitments and Contingencies (continued)

(b) Technology Agreement

In April 2005, the Company entered into a Memorandum of Understanding with a U.S. private company to acquire its biometric knowledge and assets, including patents, patents pending, and rights and patents to the touchStarTM and Mini-touchStarTM products for stock options to purchase 300,000 common shares of the Company, exercisable at $1.00 per share for a period of five years from their date of issuance. One-third of the stock options shall be immediately exercisable, one-third shall be exercisable upon completion of the next annual meeting of the Company, and the remaining one-third on January 2, 2006. As of June 30, 2005, none of these options had been granted or exercised, nor was there any determinable value of any intangible asset (patent or patent pending) related thereto.

6. Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. As of June 30, 2005, financial instruments that potentially expose the Company to credit risk consist of cash.

The Company maintains cash balances in a high quality financial institution. The Federal Deposit Insurance Corporation insures the accounts up to $100,000. At June 30, 2005, the Company exceeded this amount by $1,146,242. Management believes the risk of loss to be minimal.

7. Income Taxes

As of June 30, 2005, the Company had operating loss carryforwards of approximately $740,000. These carryforwards begin expiring in 2025.

The Company has fully reserved the $185,000 approximate tax benefit of the operating loss carryforward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit is not reasonably assured.

8. Related Party Transactions

The Company leases office space from an officer. Rental payments made under the operating lease for 2005 were $18,746. See Note 5.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 13, 2005, we decided to engage new independent accountants to audit our financial statements. Our board of directors approved the change of accountants to Gordon Hughes & Banks, LLP, an independent registered public accounting firm. Accordingly, we dismissed Moore Stephens Ellis Foster, Chartered Accountants, on July 13, 2005.

There were no disagreements with Moore Stephens Ellis Foster on any matter of accounting principles or practices, financial statement disclosure, or auditing procedures. The decision to change accountants was based on the determination by our board of directors that our auditors should be located in the same city as our head offices and that such a step was necessary in order for the accountants to be more accessible.

Prior to our engagement of Gordon Hughes & Banks, LLP, they were not consulted on any matter relating to accounting principles or to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of September 22, 2005, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ronald N. Baird	chairman of the board and director	63	September 12, 2005 November 16, 2004
Robert A. Morrison IV	president and chief executive officer secretary and director	40	September 12, 2005 November 16, 2004
Bonnie McNamara	chief financial officer	54	July 22, 2005

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Ronald N. Baird, Chairman of the Board and Director

Mr. Baird became chairman of our board on September 12, 2005 and has been a director since December 12, 2004. He was our president and chief executive officer from November 16, 2004 to September 12, 2005.

From April 2003 to present, Mr. Baird has been the managing member of id-Confirm, Inc. and a member of the board of directors of Pagosa Energy.

From March 1999 to April 2003, Mr. Baird was employed with Colorado Venture Centers, Inc., a non-profit business incubator. He began as client services director, and was promoted to chief operating officer in August 2000. He was then appointed executive director by the board of trustees in December 2000.

From October 1991 to March 1999, Mr. Baird was the president, chief operating officer and a director of Western EnviroFuels, Inc.

Bonnie McNamara, Chief Financial Officer

Ms. McNamara became our chief financial officer on July 22, 2005. From 2000 to 2005, Ms. McNamara has been assistant director of Parish Accounting for the Archdiocese of Denver, Colorado. From 1996 to 2000, she was parish business manager for one of the largest parish’s in Denver. Prior to 1996, she was director of Internal Audit for the Rose and University of Colorado Hospitals, and a college instructor. Ms. McNamara possesses extensive experience in internal control systems, internal auditing functions, capital and operational planning, fraud investigation, and other financial matters. She holds a Master of Arts in Business Administration and is a certified public accountant.

Robert A. Morrison IV, President, Chief Executive Officer, Secretary and Director

Mr. Morrison became our president and chief executive officer on September 12, 2005. He has been our secretary since November 16, 2004 and a director since December 12, 2004. Mr. Morrison was our chief financial officer from November 16, 2004 to July 22, 2005. For the past 15 years, Mr. Morrison has been the owner of RAM Enterprises, Inc., a computer networking consulting company that designs, builds and maintains computer networks for various enterprises.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

Our board of directors held no formal meetings during the fiscal year ended June 30, 2005. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the by-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

During the fiscal year ended June 30, 2005, our only standing committee of the board of directors was our audit committee. We currently do not have nominating, compensation committees or committees performing similar functions. Our Board does not believe that it is necessary to have a nominating committee because it believes that the functions of a nominating committee can be adequately performed by our board of directors, consisting of Robert A. Morrison IV and Ronald N. Baird at present. In its capacity as a nominating committee, our Board has determined that it does not have any members that qualify as “independent” as the term is used in Item 7(d)(2)(ii)(D) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. We believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at more advanced level. We do not have a nominating committee charter. We do not currently have any specific or minimum criteria for nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. The entire board assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

Audit Committee

At the present time, our audit committee is comprised of Robert A. Morrison IV and Ronald N. Baird.

During fiscal year ended June 30, 2005, there were no meetings held by our audit committee. The business of our audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.      being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2005, all filing requirements applicable to our owners as well as our officers and directors with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Ronald N. Baird	1(1)	1	Nil
Robert A. Morrison IV	1(1)	1	Nil

(1)            The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Statement of Changes in Beneficial Ownership.

Code of Ethics

Effective September 1, 2005, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: id-Confirm, Inc., 1800 Boulder Street, Suite 400, Denver, Colorado, 80211-6400.

Item 10. Executive Compensation.

The following table summarizes the compensation of key executives during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation

Ronald N. Baird Chairman of the Board and Director(2)	2005 2004 2003	$72,000 $9,000 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil Nil	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Robert A. Morrison IV President, Chief Executive Officer, Secretary, and Director(3)	2005 2004 2003	$72,000 $9,000 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil Nil	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A

(1)            The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)            Robert N. Baird became our chairman of the board on September 12, 2005 and a director on November 16, 2004. Mr. Baird was our president and chief executive officer from November 16, 2004 to September 12, 2005.

(3)            Robert A. Morrison IV became our president and chief executive officer on September 12, 2005 and secretary, chief financial officer and a director on November 16, 2004. Mr. Morrison resigned as our chief financial officer on July 22, 2005.

Stock Options and Stock Appreciation Rights

During the period from inception (October 28, 2004) to June 30, 2005, we did not grant any stock options to our executive officers.

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of common stock as awarded by our board of directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have no employment contracts with any of our directors or officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of September 22, 2005,

- by each person who is known by us to beneficially own more than 5% of our shares of common stock;

- by each of our officers and directors; and

- by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Ronald Nelson Baird 2210 Pine Wood Road Sedalia, CO 80135	common stock	5,811,000	11.4%
Robert A. Morrison IV 2045 S. Pinewood Road Sedalia, CO 80135	common stock	7,651,800	15.0%
Bonnie McNamara 5415 S. Manitou Road Littleton, CO 80123	common stock	-	0%
Keybase Management Corp. PO Box #170 Front St. Grand Turk, Turks & Caicos	common stock	2,600,000	5.1%
S&G Holdings 5198 S. Memphis Court Centennial, CO 80015	common stock	4,435,600	8.7%
All Officers and Directors As a Group (3 persons)	common stock	13,462,800	26.4%

(1)            Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 1, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 51,000,000 shares of common stock outstanding on September 22, 2005.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, 5% beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

The promoters of our company are our directors and officers.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number/Description

(2)          Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1          Share Purchase Agreement dated September 1, 2003 among FCC, Kim Yvonne Allan and John Andrew Allan (incorporated by reference from our Registration Statement on Form 10-SB filed on December 2, 2003).

2.2          Share Exchange Agreement dated November 12, 2004 among FCC and the stockholders of id-Confirm, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2004).

(3)	Articles of Incorporation and Bylaws

3.1          Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on December 2, 2003).

3.2          By-laws (incorporated by reference from our Registration Statement on Form 10-SB filed on December 2, 2003).

3.3          Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2005).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (filed herewith).
(10)	Material Contracts

10.1          Letter of Intent dated November 23, 2004 between id-Confirm Inc. and Aeros Aviation, LLC (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2004).

10.2          Letter of Intent dated effective February 18, 2005 between id-Confirm Inc. and Aeros Aviation, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2005).

10.3          Letter of Intent dated effective April 1, 2005 between id-Confirm Inc. and Inner Circle Logistics, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 7, 2005).

10.4          Memorandum of Understanding dated April 9, 2005 between id-Confirm Inc. and Aeros Aviation, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2005).

(14)	Code of Ethics
14.1	Code of Ethics (filed herewith).
(16)	Letter on change in certifying accountant

16.1          Letter from Moore Stephens Ellis Foster Ltd. regarding change in independent accountant (incorporated by reference from our Current Report on Form 8-K filed on July 29, 2005).

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
31.2	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).
32.2	Section 906 Certification (filed herewith).

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 and for the review of the quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended December 31, 2004 and March 31, 2005 was $7,072.

The aggregate fees billed by Gordon Hughes & Banks, LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 are estimated at $25,000.

Audit Related Fees

For the fiscal year ended June 30, 2005, the aggregate fees billed for assurance and related services by Gordon Hughes & Banks, LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was nil.

Tax Fees

For the fiscal year ended September 30, 2004, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for other non-audit professional services, other than those services listed above, totalled nil.

For the fiscal year ended June 30, 2005, the aggregate fees billed by Gordon Hughes & Banks, LLP for other non-audit professional services, other than those services listed above, totaled nil.

We do not use Gordon Hughes & Banks, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Gordon Hughes & Banks, LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Gordon Hughes & Banks, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee (which consists of our entire board of directors); or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors.

The audit committee has considered the nature and amount of fees billed by Gordon Hughes & Banks, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Gordon Hughes & Banks, LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

id-CONFIRM, INC.

By:	/s/ Robert A. Morrison, IV

Robert A. Morrison, IV

President, Chief Executive Officer, Secretary and Director

(Principal Executive Officer)

By:	/s/ Bonnie McNamara

Bonnie McNamara

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: September 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Morrison, IV
Robert A. Morrison, IV	President, Chief Executive Officer, Secretary and Director	September 28, 2005

/s/ Ronal N. Baird
Ronald N. Baird	Chairman of the Board and Director	September 28, 2005