Form 10QSB
period 2005-09-30
ID-CONFIRM, INC.
filed 2005-11-14
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

303.458.5727
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

51,000,000 common shares issued and outstanding as of November 1, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	8
Item 3.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                      18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6. Exhibits		18

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Condensed Consolidated Balance Sheet September 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$490,072
Accounts receivable	1,910
Product inventory	441,400
Total current assets	933,382
Furniture, fixtures and equipment, net of depreciation (Note 2)	52,004
Deposits	3,100
Total assets	$988,486
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$29,634
Total liabilities	29,634
STOCKHOLDERS’ EQUITY
Common stock, $0.0001, par value, 100,000,000 shares authorized,
51,000,000 shares issued and outstanding	5,100
Additional paid-in capital	2,986,194
(Deficit) accumulated during the development stage	(2,032,442)
Total stockholders’ equity	958,852
Total liabilities and stockholders’ equity	$988,486
See accompanying condensed consolidated notes.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2005	October 28, 2004 (Inception) Through September 30, 2005
Gross revenues	$3,906	$3,906
Cost of revenues	(1,540)	(1,540)
Gross profit	2,366	2,366
Operating expenses	(436,564)	(2,042,613)
(Loss) from operations	(434,198)	(2,040,247)
Interest income	5,011	7,805
(Loss) before income taxes	(429,187)	(2,032,442)
Income taxes	-	-
Net (loss)	$(429,187)	$(2,032,442)
Loss per share – basic and diluted	$(0.008)	$(0.040)
Weighted average number of common shares outstanding	51,000,000	50,278,698
See accompanying condensed consolidated notes.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Condensed Consolidated Statement of Stockholders’ Equity Three Months Ended September 30, 2005
				(Deficit)
				accumulated
			Additional	during	Total
	Common Stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity
Balance, June 30, 2005	51,000,000	$5,100	$2,847,370	$(1,603,255)	$1,249,215
Stock-based compensation	-	-	138,824	-	138,824
Net (loss) for the period	-	-	-	(429,187)	(429,187)
Balance, September 30, 2005	51,000,000	$5,100	$2,986,194	$(2,032,442)	$958,852
See accompanying condensed consolidated notes.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Condensed Consolidated Statements of Cash Flows
	Three Months Ended September 30, 2005	October 28, 2004 (Inception) Through September 30, 2005
Cash flows from operating activities
Net (loss)	$(429,187)	$(2,032,442)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operations:
Depreciation	2,816	6,296
Stock-based compensation	138,824	1,002,957
Changes in other assets and liabilities:
Deposits	-	(3,100)
Accounts receivable	(1,910)	(1,910)
Inventory	(441,400)	(441,400)
Accounts payable and accrued liabilities	(16,142)	26,860
Net cash (used in) operating activities	(746,999)	(1,442,739)
Cash flows from investing activities
Purchase of equipment	(9,171)	(58,300)
Net cash from (used in) investing activities	(9,171)	(58,300)
Cash flows from financing activities
Proceeds from sale of common stock	-	1,901,000
Net cash provided by financing activities	-	1,901,000
Increase (decrease) in cash and cash equivalents	(756,170)	399,961
Cash and cash equivalents, beginning of period	1,246,242	90,111
Cash and cash equivalents, end of period	$490,072	$490,072
See accompanying condensed consolidated notes.

id-CONFIRM, INC. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Item 1. Notes to Condensed Consolidated Financial Statements

1. Nature of Business

id-Confirm, Inc. (the “Company”) was incorporated in the state of Colorado on October 28, 2004. The Company designs and markets biometric identity authentication and verification devices, the associated technology (software and hardware) and related ancillary products. As of September 30, 2005, the Company was in the development stage.

2. Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the period presented. Furthermore, these financial statements should be read in conjunction with id-Confirm, Inc.’s audited financial statements at June 30, 2005 included in the Company’s Form 10-KSB filed September 28, 2005.

As reported in the June 30, 2005 financial statements, the Company’s lack of revenues and operating losses raise substantial doubt about its ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Stockholders’ Equity

Basic net earnings (loss) per share were computed based on the weighted average number of common shares outstanding.

Diluted earnings per share reflects the potential dilution that could occur if options and warrants were converted into common stock and then share in the earnings of the Company. For the periods presented the outstanding options and warrants were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

The Company charged $138,824 to operations for stock options issued in prior periods by applying the fair value method in accordance with SFAS No. 123. The information regarding the stock options should be read in conjunction with the Company’s audited financial statements at June 30, 2005 included in the Company’s Form 10-KSB filed September 28, 2005.

4. Subsequent Events

The Company has entered into a Distributorship Agreement with BBD Best Brands Distribution Ltd. effective August 31, 2005. This agreement sets forth terms and conditions for the delivery of our biometric security devices and accompanying software to BBD for their distribution in the Black Sea Region. In the first year of the three-year agreement, we would deliver mobile biometric products, touchStar biometric time and attendance devices as well as USB biometric flash drives. The initial shipment would include 220 USB biometric flash drives (1GB) and 20 touchStar™ devices. The agreement sets forth terms that as sales occur additional product will be shipped from our Company to maintain a base inventory at BBD. We anticipate a shipment will be made in the next fiscal quarter.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “id-Confirm” mean id-Confirm, Inc., a Nevada corporation, unless otherwise indicated.

Background

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

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. To date we have had $3,906 of revenues and we expect sales to grow in the next quarter. Despite our expectations, there are no assurances that revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve anticipated revenues or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

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

As of September 30, 2005, neither the Aeros nor Inner Circle agreements are completed, but both are in process at this time.

On October 5, 2005, we announced that we entered into Distributorship Agreement with BBD Best Brands Distribution Ltd. effective August 31, 2005. This agreement sets forth terms and conditions for the delivery of our biometric security devices and accompanying software to BBD for their distribution in the Black Sea Region. In the first year of the three-year agreement, we would deliver mobile biometric products, touchStar biometric time and attendance devices as well as USB biometric flash drives. The initial shipment would include 220 USB biometric flash drives (1GB) and 20 touchStar devices. The agreement sets forth terms that as sales occur additional product will be shipped from our Company to maintain a base inventory at BBD.

Plan of Operation And Cash Requirements

We anticipate that we will expend approximately $700,000 during the twelve-month period ending September 30, 2006 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, purchase plant and machinery, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ended September 30, 2006

Operating expenses
Sales and Marketing	$300,000
Research and Development	100,000
Manufacturing and Engineering	0
General and Administrative	250,000
Total Operating Expenses	650,000
Capital expenditures	50,000
Total	$700,000

At September 30, 2005, we had net working capital of $903,748. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Our Board of Directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for civil defense equipment companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

We currently anticipate that revenues will commence and increase in the long-term as we increase our sales and marketing activities and introduce new products relating to biometrics in personal security applications. We expect to keep our operating costs to a minimum until cash is available through operating or financing activities. We anticipate that we will start generating revenues from the sale or lease of our biometric identification and authentication systems within the next three months, however, we are not in a position to predict whether we will be able to generate sufficient sales revenues to meet operating expenses.

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

Sales and Marketing

We are promoting our products and accompanying software through multiple channels, namely through soliciting master distributors in the United States and foreign countries, through security consultants and through our own sales team. We plan to direct our marketing effort to target sales in U.S. homeland security, identity theft prevention and eliminating credit card fraud. We will demonstrate the feasibility of our products and software to our potential customers via pilot projects. For example, we have been asked to participate in a pilot project being run in Bulgaria to test the feasibility of using systems such as we can produce in the fight against illegal border crossings and theft of merchandise being transported across various border/customs points. In a report released in September 2005 by the United States Agency for International Development (USAID)/Bureau for Europe and Eurasia, the Bulgarian project has been deemed successful. The report further stated that this kind of technology will be useful for companies and governments to realize efficiencies in their market delivery systems and their border/customs security. We also have on-going pilot projects in Mexico and Romania. We have entered into a Disbributorship agreement with BBD Best Brands Distribution LTD of Constanta, Romania to distribute our products/technology. The agreement is a multiple year agreement with the initial instalment calling for the sale of touchStar units, usb flashdrive units, and mobile biometric products in the amount of $50,000. We expect to experience revenues from this agreement in the next fiscal quarter. Equally important to us is the internet as a marketing tool. In this regard, we have built a secure website to disseminate information about our products and accompanying software. As of September 20, 2005, our company’s e-store is accessible on the website and ready for product sales via the internet. The secure purchase site is accessible from our company’s website address, www.id-confirm.com. Products like the one gigabyte USB biometric flash drive can be purchased on the e-store site. The customer is able to use any major credit card to purchase our products. As we develop additional biometric security devices, these will also be available through the e-store. We anticipate that we will expend approximately $300,000 during the twelve-month period ending September 30, 2006 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Research and Development

As a development stage company with a unique multi-faceted technique for biometric authentication devices, much of the current year (inception through September 30, 2005) budget has been spent on research and development. We spent $27,800 for the quarter ended September 30, 2005 on research and development activities. From October 28, 2004 (inception) through September 30, 2005 we have spent $208,694 on research and development activities. We expect that our annual research and development expenses will continue to increase as we complete work on products currently in development.

We anticipate expending approximately $100,000 during the twelve-month period ending September 30, 2006 on research and development activities, which would include approximately $50,000 on salaries and $50,000 on related supplies to conduct these activities and the production of future prototypes. We intend to develop our own key components as part of our objective to reduce product cost.

Manufacturing and Engineering

We currently plan to have our products manufactured for us by third parties, under the supervision of qualified personnel. Our consultants in the design and development of our products have long-term relationships with manufacturers and assemblers and we intend to use those relationships to our company’s advantage as it pertains to manufacturing and assembly of products. Engineering for our products is conducted through our consultants. Development of our “back office” software likewise has been accomplished through the use of independent consultants.

Capital Expenditures

We intend to invest $50,000 during the twelve-month period ending September 30, 2006 in an additional server farm, computer, and other equipment.

Employees

As of November 1, 2005, we employed 3 full-time people. The ten consultants who have been utilized for their expertise in biometrics hardware/software and market distribution channels are compensated as independent contractors. We expect that we will add employees, mostly in the engineering and marketing areas which will cause a substantial increase in the amount of money spent on salaries. We intend to spend $325,000 for salaries during the twelve months ending September 30, 2006 with most of the increase being due to our engineering and marketing staff in tandem with our business programs.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending September 30, 2006 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

We have generated $3,906 of gross sales revenues this quarter and since inception. Consequently, we have incurred accumulated losses of $429,187 for the quarter ended September 30, 2005 and $2,032,442 from inception through September 30, 2005.

As noted above, management of our company projects that we may require approximately $700,000 to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending September 30, 2006. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

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

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the Untied States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products and technology. To date, we have incurred significant expenses in product development and administration in order to ready our products and software for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $700,000 to carry out our business plan for the twelve months ending September 30, 2006. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

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

3.1            Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on December 2, 2003).

3.2            By-laws (incorporated by reference from our Registration Statement on Form 10-SB filed on December 2, 2003).

3.3            Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2005).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1            2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10-KSB filed on September 28, 2005).

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

10.4          Memorandum of Understanding dated April 9, 2005 between id-Confirm, Inc. and Aeros Aviation, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2005).

10.5          Distribution Agreement dated August 31, 2005 between id-Confirm, Inc. and BBD Best Brands Distribution Ltd. (incorporated by reference from our Current Report on Form 8-K filed on October 6, 2005).

(14)	Code of Ethics

14.1          Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 28, 2005).

(16)	Letter on change in certifying accountant

16.1          Letter from Moore Stephens Ellis Foster Ltd. regarding change in independent accountant (incorporated by reference from our Current Report on Form 8-K filed on July 29, 2005).

(21)	Subsidiaries

id-Confirm Inc. (a Colorado company)

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
31.2	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

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

Date: November 14, 2005