Form 10QSB/A
period 2005-09-30
ID-CONFIRM, INC.
filed 2006-01-19
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

On November 14 and 22, 2005 the Company entered into private placement agreements with 14 institutional investors, whereby it received gross proceeds of $3,078,080 and have issued $3,664,380.95 of Convertible Debentures due two years from the date of issuance, convertible into 6,107,301 shares of Common Stock at the option of the debenture holder at a conversion price of $0.60, subject to adjustment.  A total of 6,179,395 long term warrants and 6,179,395 short term warrants have been issued collectively to all of the investors.  The long term warrants are exercisable at any time on or after the six month anniversary of the securities purchase agreement at an exercise price of $0.65 per share, for a period of five years.  The short term warrants have an exercise price of $0.60 per share, exercisable until the earlier of twelve months from the effective date of a registration statement covering the shares issuable on exercise of the warrants or five years from the closing date.  In addition, the Company issued 244,292 long term and short term warrants to one broker, issued on the same terms as the investors’ warrants.

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