Form 10QSB
period 2005-12-31
ID-CONFIRM, INC.
filed 2006-02-14
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

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

51,000,000 common shares issued and outstanding as of February 6, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

	Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6. Exhibits		20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

id-Confirm, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheet as of December 31, 2005	4

Condensed Consolidated Statements of Operations

for the Three and Six Months Ended December 31, 2005,

the period from October 28, 2004 (inception) through December 31, 2004,

and from October 28, 2004 (inception) through December 31, 2005	5

Condensed Consolidated Statement of Stockholders’ Equity

for the Six Months Ended December 31, 2005	6

Condensed Consolidated Statements of Cash Flows

for the Six Months Ended December 31, 2005,

the period from October 28, 2004 (inception) through December 31, 2004,

and from October 28, 2004 (inception) through December 31, 2005	7
Notes to Condensed Consolidated Financial Statements as of December 31, 2005	8

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Balance Sheet December 31, 2005
ASSETS
Cash and cash equivalents	$2,959,642
Accounts receivable	1,140
Inventory	441,582
Total current assets	3,402,364
Furniture, fixtures and equipment, net of accumulated depreciation of $9,119	49,945
Other assets
Deposits	2,000
Debt issuance costs, net of accumulated amortization of $19,928	298,923
Total other assets	300,923
Total Assets	$3,753,232
LIABILITIES
Accounts payable and accrued liabilities	$11,380
Total current liabilities	11,380
Debenture payable, net of $3,250,098 discount	414,283
Total liabilities	425,663
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized,
51,000,000 shares issued and outstanding	5,100
Additional paid-in capital	6,143,200
(Deficit) accumulated during the development stage	(2,820,731)
Total stockholders’ equity	3,327,569
Total Liabilities and Stockholders’ Equity	$3,753,232
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statements of Operations
	Three Months Ended December 31, 2005	October 28, 2004 (Inception) Through December 31, 2004	Six Months Ended December 31, 2005	October 28, 2004 (Inception) Through December 31, 2005
Gross revenues	$739	$-	$4,645	$4,645
Cost of revenues	(350)	-	(1,890)	(1,890)
Gross profit	389	-	2,755	2,755
Operating expenses	(651,671)	(62,488)	(1,088,234)	(2,694,283)
(Loss) from operations	(651,282)	(62,488)	(1,085,479)	(2,691,528)
Interest income (expense)	(137,007)	-	(131,997)	(129,203)
(Loss) before income taxes	(788,289)	(62,488)	(1,217,476)	(2,820,731)
Income taxes	-	-	-	-
Net (loss)	$(788,289)	$(62,488)	$(1,217,476)	$(2,820,731)
Loss per share – basic and diluted	$(0.015)	$(0.000)	$(0.024)
Weighted average number of common shares outstanding	51,000,000	41,704,615	51,000,000
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statement of Stockholders’ Equity Six Months Ended December 31, 2005
				(Deficit)
				accumulated
			Additional	during	Total
	Common stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity
Balance, June 30, 2005	51,000,000	$5,100	$2,847,370	$(1,603,255)	$1,249,215
Issuance of warrants to holders of convertible debentures	-	-	2,813,348	-	2,813,348
Stock-based compensation	-	-	277,648	-	277,648
Issuance of warrants for underwriting services associated with convertible debentures	-	-	204,834	-	204,834
Net (loss) for the period	-	-	-	(1,217,476)	(1,217,476)
Balance, December 31, 2005	51,000,000	$5,100	$6,143,200	$(2,820,731)	$3,327,569
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statements of Cash Flows
	Six Months Ended December 31, 2005	October 28, 2004 (Inception) Through December 31, 2004	October 28, 2004 (Inception) Through December 31, 2005
Cash flows from operating activities
Net (loss)	$(1,217,476)	$(62,488)	$(2,820,731)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operations:
Depreciation and amortization	25,567	2,988	29,047
Stock-based compensation	277,648	-	1,141,781
Amortization of discount on debentures	149,551	-	149,551
Issuance of warrants for underwriting services	204,834	-	204,834
Changes in other assets and liabilities:
Accounts receivable	(1,140)	-	(1,140)
Inventory	(441,582)	-	(441,582)
Deposits	1,100	(1,000)	(2,000)
Accounts payable and accrued liabilities	(34,396)	4,486	8,606
Net cash (used in) operating activities	(1,035,894)	(56,014)	(1,731,634)
Cash flows from investing activities
Purchase of equipment	(9,935)	(59,750)	(59,064)
Net cash (used in) investing activities	(9,935)	(59,750)	(59,064)
Cash flows from financing activities
Net proceeds from issuance of debentures	2,759,229	-	2,759,229
Proceeds from sale of common stock	-	301,000	1,901,000
Net cash provided by financing activities	2,759,229	301,000	4,660,229
Increase (decrease) in cash and cash equivalents	1,713,400	185,236	2,869,531
Cash and cash equivalents, beginning of period	1,246,242	90,111	90,111
Cash and cash equivalents, end of period	$2,959,642	$275,347	$2,959,642

Supplemental disclosure of non-cash investing and financing activities:
Debt issuance costs	$318,851	$-	$318,851
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements

1. Nature of Business

id-Confirm, Inc. (the “Company”) was incorporated in the state of Colorado on October 28, 2004. The Company designs and markets biometric identity authentication and verification devices, the associated technology (software and hardware) and related ancillary products. As of December 31, 2005, the Company was in the development stage.

2. Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position and results of the operations for the period presented. Furthermore, these financial statements should be read in conjunction with id-Confirm, Inc.’s audited financial statements at June 30, 2005 included in the Company’s Form 10-KSB filed September 28, 2005.

As reported in the June 30, 2005 financial statements, the Company’s lack of revenues and operating losses raise substantial doubt about its ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Inventory

Inventory is carried at the lower of average cost or market and is comprised of 1GB biometrically enhanced flash drives and biometric access control time and attendance devices. These items are available for sale on the Company’s website.

4. Stockholders’ Equity

Basic net earnings (loss) per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options and warrants were converted into common stock and then share in the earnings of the Company. For the periods presented the outstanding options and warrants were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

The Company charged $138,824 and $277,648 to operations for the three months ended December 31, 2005 and the six months ended December 31, 2005, respectively, for stock options issued to consultants in prior periods by applying the fair value method in accordance with SFAS No.123. The value of the options are being recognized over the four year vesting term. The information regarding the stock options should be read in conjunction with the Company’s audited financial statements at June 30, 2005 included in the Company’s Form 10-KSB filed September 28, 2005.

id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements

5. Convertible Debentures

On November 14, 2005, the Company entered into an exclusive Placement Agreement with several investors to raise up to $4,000,000, through a Senior Secured Convertible Debenture and Warrant Transaction Agreement. Under this agreement, the Company received total gross proceeds of $3,078,080 and issued $3,664,381 of convertible debentures, convertible into shares of common stock at the option of the debenture holder at a conversion price of $0.60, subject to adjustment. The debentures are due, if not converted, by November 13, 2007.

In conjunction with this $4,000,000 private placement, the Company issued 6,179,395 Long Term (LT) Warrants and 6,179,395 Short Term (ST) Warrants. The warrants were valued at $2,813,348 in accordance with EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. This amount is recorded as a discount to the convertible debentures and an addition to additional paid-in capital in the accompanying balance sheet. This discount will be amortized to interest expense over the term of the convertible debentures using the interest method. The LT warrants are convertible at a price of $0.65 per share and the ST warrants are convertible at a price of $.60 per share. The relative value of the warrants was calculated using the Black Scholes Model. The value of these warrants was determined utilizing a historic volatility factor of 98.89%, a risk-free interest rate of 3.0% and an expected life for the warrants of 5.5 years (LT) and 5 years (ST).

The Company also issued 244,293 LT warrants and 244,293 ST warrants to JPC Capital Partners, Inc. for underwriting fees associated with the issuance of the debentures. The fair market value of these warrants using the Black-Scholes pricing model with the factors indicated above, was determined to be $204,834 which is included in operating expenses and as a credit to additional paid-in capital for the quarter ended December 31, 2005.

The balance of the convertible debentures, net of discounts, as of December 31, 2005 is as follows:

Face amount of debentures	$3,664,381
Original issue discount	(586,301)
Discount related to valuation of warrants issued	(2,813,348)
Amortization of debt discounts	149,551
$414,283

The debenture agreement provides the debenture holders certain underlying stock registration rights within 180 days of issuance and default penalty provisions equal to 30% of the original gross proceeds received.

6. Related Party Transactions

The Company has two 11.4% stockholders who are also 13.5% stockholders of another publicly held company, HS3 Technologies, Inc. One of these stockholders was also an officer and board member of the Company in 2005. This stockholder’s spouse is an officer and board member of HS3 Technologies, Inc. During 2005, the stockholder was a business advisor and consultant to the Company and received a monthly stipend of $4,000 for two months totaling $8,000 for consulting services.

The Company leases space in Denver, Colorado from a company owned by the other 11.4% stockholder pursuant to a three-year lease agreement that commenced on November 15, 2004 at a cost of $3,900 per month. In 2005, computer equipment for $764 was beneficially purchased from this stockholder.

The Chief Financial Officer of the Company also assists HS3 Technologies, Inc. with financial advice and oversight.

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

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. To date, we have had $4,645 of revenues and we expect sales to grow in the next quarter. Despite our expectations, there are no assurances that revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve anticipated revenues or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

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

As of December 31, 2005, neither the Aeros nor Inner Circle agreements are completed, but both are in process at this time.

On October 5, 2005, we announced that we entered into Distributorship Agreement with BBD Best Brands Distribution Ltd. effective August 31, 2005. This agreement sets forth terms and conditions for the delivery of our biometric security devices and accompanying software to BBD for distribution in the Black Sea Region. In the first year of the three-year agreement, we would deliver mobile biometric products, touchStar biometric time and attendance devices as well as USB biometric flash drives. The initial shipment would include 220 USB biometric flash drives (1GB) and 20 touchStar devices. The agreement sets forth terms that as sales occur additional product will be shipped from our Company to maintain a base inventory at BBD.

Plan of Operation And Cash Requirements

We anticipate that we will expend approximately $700,000 during the twelve-month period ending December 31, 2006 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, purchase plant and machinery, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ended December 31, 2006

Operating Expenses
Sales and Marketing	$300,000
Research and Development	100,000
Manufacturing and Engineering	0
General and Administrative	250,000
Total Operating Expenses	650,000
Capital Expenditures	50,000
Total	$700,000

During, the six months ended December 31, 2005, we received gross proceeds of $3,078,080 pursuant to two private placements of convertible debentures.

At December 31, 2005, we had net working capital of $3,390,984. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Our Board of Directors is continuing to conduct an analysis of our business plan and related future opportunities for civil defense equipment companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Sales and Marketing

We are promoting our products and accompanying software through multiple channels, namely through soliciting master distributors in the United States and foreign countries, through security consultants and through our own sales team. We plan to direct our marketing effort to target sales in U.S. homeland security, identity theft prevention and eliminating credit card fraud. We will demonstrate the feasibility of our products and software to our potential customers via pilot projects. For example, we participated in a pilot project in Bulgaria to test the feasibility of using systems such as we can produce in the fight against illegal border crossings and theft of merchandise being transported across various border/customs points. In a report released in September 2005 by the United States Agency for International Development (USAID)/Bureau for Europe and Eurasia, the Bulgarian project has been deemed successful. The report further stated that this kind of technology will be useful for companies and governments to realize efficiencies in their market delivery systems and their border/customs security. We also have on-going pilot projects in Mexico and Romania. We have entered into a distributorship agreement with BBD Best Brands Distribution LTD of Constanta, Romania to distribute our products/technology. The agreement is a multiple year agreement with the initial installment calling for the sale of touchStar units, USB flashdrive units, and mobile biometric products in the amount of $50,000. We expect to experience revenues from this agreement in the next fiscal quarter. Equally important to us is the internet as a marketing tool. In this regard, we have built a secure website to disseminate information about our products and accompanying software. As of September 20, 2005, our company’s e-store is accessible on the website and ready for product sales via the internet. The secure purchase site is accessible from our company’s website address, www.id-confirm.com. Products like the one gigabyte USB biometric flash drive can be purchased on the e-store site. The customer is able to use any major credit card to purchase our products. As we develop additional biometric security devices, these will also be available through the e-store. We anticipate that we will expend approximately $300,000 during the twelve-month period ending December 31, 2006 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Research and Development

As a development stage company with a unique multi-faceted technique for biometric authentication devices, much of the current year budget has been spent on research and development. We spent $88,841 for the quarter ended December 31, 2005 on research and development activities. From October 28, 2004 (inception) through December 31, 2005 we have spent $297,535 on research and development activities. We expect that our annual research and development expenses will continue to increase as we complete work on products currently in development.

We anticipate expending approximately $100,000 during the twelve-month period ending December 31, 2006 on research and development activities, which would include approximately $50,000 on salaries and $50,000 on related supplies to conduct these activities and the production of future prototypes. We intend to develop our own key components as part of our objective to reduce product cost.

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

Capital Expenditures

We intend to invest $50,000 during the twelve-month period ending December 31, 2006 in an additional server farm, computer, and other equipment.

Employees

As of February 1, 2006, we employed 3 full-time people. The ten consultants who have been utilized for their expertise in biometrics hardware/software and market distribution channels are compensated as independent contractors. We expect that we will add employees, mostly in the engineering and marketing areas which will cause a substantial increase in the amount of money spent on salaries. We intend to spend $325,000 for salaries during the twelve months ending December 31, 2006 with most of the increase being due to our engineering and marketing staff in tandem with our business programs.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending December 31, 2006 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

We have generated $4,645 of gross sales revenues during the six month period ending December 31, 2005 and since inception. Consequently, we have incurred losses of $788,289 for the three months ended December 31, 2005, $1,217,476 for the six months ended December 31, 2005 and $2,820,731 from October 28, 2004 (inception) through December 31, 2005.

As noted above, management of our company projects that we may require approximately $700,000 to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending December 31, 2006. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

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

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Significant estimates include evaluation of our company’s income tax net operating loss carryforwards and valuation of non-monetary transactions in connection with the issuances of shares of common stock and common stock warrants and options.

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

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products and technology. To date, we have incurred significant expenses in product development and administration in order to ready our products and software for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $700,000 to carry out our business plan for the twelve months ending December 31, 2006. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

- we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our services; or

- we incur any significant unanticipated expenses.

We may not be able to obtain additional equity or debt financing on acceptable terms if and when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

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

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our security products. We expect that these product offerings and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. The successful introduction and broad market acceptance of our security products, as well as the development, introduction and market acceptance of any future enhancements, are, therefore, critical to our future success and our ability to generate revenues. Unfortunately, there can be no assurance that we will be successful in marketing our current product offerings, or any new product offerings, applications or enhancements. Failure to achieve broad market acceptance of our security products, as a result of competition, technological change, or otherwise, would significantly harm our business.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our mobile personal biometric device. Other than registering the domain name www.id-confirm.com, we have not taken any action to protect our proprietary technology. If any of our competitors’ copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively.

We also consider our trademarks valuable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We have registered the trademark “id-Confirm” and other patents in the United States. These and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.

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

Our shares of common stock are quoted on the OTC Bulletin Board service of the National Association of Securities Dealers Inc. Trading in stocks quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our company’s operations or business prospects. This volatility could depress the market price of our shares of common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange such as the American Stock Exchange or New York Stock Exchange. Accordingly, stockholders may have difficulty reselling any of their shares of common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the private placements that closed on November 14, 2005, we received total gross proceeds of $3,078,080 and issued $3,664,381 of convertible debentures, convertible into shares of common stock at the option of the debenture holder at a conversion price of $0.60, subject to adjustment. The investors were issued warrants exercisable at any time after six months from the closing date and for five years thereafter to purchase up to 6,179,395 shares of common stock at an exercise price of $0.65 per share. The investors were also issued 6,179,395 short term warrants at an exercise price of $0.60 per share, exercisable until the earlier of twelve months from the effective date of a registration statement covering the shares issuable on exercise of the warrants or five years from the closing date. The number of short and long terms warrants issued to the investors were based on an average of the closing prices of our common stock over a period of ten trading days prior to the closing.

In addition, we issued 244,293 long term and 244,293 short term warrants to one broker, issued on the same terms as the investors’ warrants, and paid cash compensation of 5% of the gross proceeds of the offering for brokerage services in the transaction.

These securities were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

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

10.6        Form of Securities Purchase Agreement entered into with the following subscribers in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

JMG Triton Offshore Fund Ltd. Crescent (International) Ltd.` Platinum Long Term Growth II, LLC Double U Master Fund, LP CMS Capital Nite Capital LP Whalehaven Capital	JMG Capital Partners LP Omicron Master Trust Iroquois Master Fund Ltd. Monarch Capital Fund Ltd. Alpha Capital AG Bristol Investment Fund, Ltd. Tayside Trading Ltd.

10.7        Form of Senior Secured Convertible debenture entered into with the following subscribers for the principle amounts indicated, in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

JMG Triton Offshore Fund Ltd.	$300,000	JMG Capital Partners LP	$300,000
Crescent (International) Ltd.	$300,000	Omicron Master Trust	$300,000
Platinum Long Term Growth II, LLC	$297,714.29	Iroquois Master Fund Ltd.	$120,000
Double U Master Fund, LP	$300,000	Monarch Capital Fund Ltd.	$300,000
CMS Capital	$200,000	Alpha Capital AG	$416,667.67
Nite Capital LP	$120,000	Bristol Investment Fund, Ltd.	$250,000
Whalehaven Capital	$360,000	Tayside Trading Ltd.	$100,000

10.8        Form of Registration Rights Agreement entered into with the following subscribers in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

JMG Triton Offshore Fund Ltd. Crescent (International) Ltd. Platinum Long Term Growth II, LLC Double U Master Fund, LP CMS Capital Nite Capital LP Whalehaven Capital	JMG Capital Partners LP Omicron Master Trust Iroquois Master Fund Ltd. Monarch Capital Fund Ltd. Alpha Capital AG Bristol Investment Fund, Ltd. Tayside Trading Ltd.

10.9        Form of Common Stock Purchase Warrant entered into with the following subscribers for the number of warrants indicated at an exercise price of $0.65 per share, in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

JMG Triton Offshore Fund Ltd.	505,902	JMG Capital Partners LP	505,902
Crescent (International) Ltd.	505,902	Omicron Master Trust	505,902
Platinum Long Term Growth II, LLC	502,048	Iroquois Master Fund Ltd.	202,361
Double U Master Fund, LP	502,902	Monarch Capital Fund Ltd.	505,902
CMS Capital	337,268	Alpha Capital AG	702,642
Nite Capital LP	202,361	Bristol Investment Fund, Ltd.	421,585
Whalehaven Capital	667,083	Tayside Trading Ltd.	168,634

10.10       Form of Securities Agreement entered into with the following subscribers in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

JMG Triton Offshore Fund Ltd. Crescent (International) Ltd. Platinum Long Term Growth II, LLC Double U Master Fund, LP CMS Capital Nite Capital LP Whalehaven Capital	JMG Capital Partners LP Omicron Master Trust Iroquois Master Fund Ltd. Monarch Capital Fund Ltd. Alpha Capital AG Bristol Investment Fund, Ltd. Tayside Trading Ltd.

10.11       Form of Subsidiary Guarantee entered into with the following subscribers in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

JMG Triton Offshore Fund Ltd. Crescent (International) Ltd. Platinum Long Term Growth II, LLC Double U Master Fund, LP CMS Capital Nite Capital LP Whalehaven Capital	JMG Capital Partners LP Omicron Master Trust Iroquois Master Fund Ltd. Monarch Capital Fund Ltd. Alpha Capital AG Bristol Investment Fund, Ltd. Tayside Trading Ltd.

10.12       Form of Short Term Common Stock Purchase Warrant entered into with the following subscribers for the number of warrants indicated at an exercise price of $0.60 per share exercisable until the earlier of twelve months from the effective date of a registration statement covering the shares issuable on exercise of the warrants or five years from the closing date, in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

JMG Triton Offshore Fund Ltd.	505,902	JMG Capital Partners LP	505,902
Crescent (International) Ltd.	505,902	Omicron Master Trust	505,902
Platinum Long Term Growth II, LLC	502,048	Iroquois Master Fund Ltd.	202,361
Double U Master Fund, LP	502,902	Monarch Capital Fund Ltd.	505,902
CMS Capital	337,268	Alpha Capital AG	702,642
Nite Capital LP	202,361	Bristol Investment Fund, Ltd.	421,585
Whalehaven Capital	667,083	Tayside Trading Ltd.	168,634
(14)	Code of Ethics

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

Date: February 14, 2006