Form 10KSB/A
period 2005-06-30
ID-CONFIRM, INC.
filed 2006-03-14
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

We did not timely file our Form 10-QSB quarterly report for the period ended March 31, 2005. Our company is of the view that we provided our interim financial statements to our former auditors for review with ample time prior to the filing deadline for the Form 10-QSB for the period ended March 31, 2005. On May 2, 2005, Moore Stephens Ellis Foster, our former auditors, completed a transaction with Ernst & Young LLP which to our knowledge resulted in the resignation of substantially all of the personnel at Moore Stephens Ellis Foster on May 2, 2005 and the association of those persons, as of May 3, 2005, with Ernst & Young LLP. As a result, the audit personnel that performed audit services for our company while they were associated with Moore Stephens Ellis Foster continued to provide those same audit services to our company from and after May 3, 2005, at which date they associated with Ernst & Young LLP. We were eventually advised that Moore Stephens Ellis Foster resigned as our auditors effective upon consummation of this transaction. We did not formally engage Ernst & Young LLP as our auditors and our company was not aware of the nature and effect of this transaction. While we have no direct knowledge, we suspect that the foregoing circumstances resulted in the substantial delay for the review of our interim financial statements. Given this, shortly thereafter we changed auditors. Also, as a result of these circumstances, our company feels that the late filing in issue was not indicative of any weakness or deficiencies with our internal controls or disclosure controls and procedures.

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

Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Morrison, IV
Robert A. Morrison, IV	President, Chief Executive Officer, Secretary and Director	March 13, 2006

/s/ Bonnie McNamara
Bonnie McNamara	Chief Financial Officer	March 13, 2006