Form 10QSB
period 2006-03-31
ID-CONFIRM, INC.
filed 2006-05-15
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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

51,000,000 common shares issued and outstanding as of May 9, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]      No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

	Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                       19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

id-Confirm, Inc. (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheet as of March 31, 2006, and June 30, 2005	4

Condensed Consolidated Statements of Operations

for the Three Months Ended March 31, 2006 and 2005, Nine Months Ended March 31, 2006, from October 28, 2004 (inception) through March 31, 2005,and from October 28, 2004 (inception) through March 31, 2006                                                                                                                                                                              5

Condensed Consolidated Statement of Stockholders’ Equity

from October 28, 2004 (inception) through March 31, 2006	6

Condensed Consolidated Statements of Cash Flows

for the Nine Months Ended March 31, 2006, from October 28, 2004 (inception) through March 31, 2005,

and from October 28, 2004 (inception) through March 31, 2006	7
Notes to Condensed Consolidated Financial Statements as of March 31, 2006	8

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Balance Sheet
	March 31, 2006 (unaudited)	June 30, 2005 (audited)
ASSETS
Cash and cash equivalents	$2,631,747	$1,246,242
Accounts receivable	1,350	-
Product inventory	369,994	-
Total current assets	3,003,091	1,246,242
Furniture, fixtures and equipment, net of accumulated depreciation of $11,942 and $3,480 at March 31, 2006 and June 30, 2005, respectively	97,832	45,649
Other assets
Deposits	2,066	3,100
Debt issuance costs, net of accumulated amortization of $59,785 at March 31, 2006	259,066	-
Total other assets	261,132	3,100
Total Assets	$3,362,055	$1,294,991
LIABILITIES
Accounts payable and accrued liabilities	$77,921	$45,776
Total current liabilities	77,921	45,776
Debenture payable, net of $2,935,417 discount at March 31, 2006	728,964	-
Total liabilities	806,885	45,776
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized,
51,000,000 shares issued and outstanding	5,100	5,100
Additional paid-in capital	6,277,624	2,847,370
(Deficit) accumulated during the development stage	(3,727,554)	(1,603,255)
Total stockholders’ equity	2,555,170	1,249,215
Total Liabilities and Stockholders’ Equity	$3,362,055	$1,294,991
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statements of Operations (unaudited)
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	October 28,2004 (inception) through March 31, 2005	October 28,2004 (inception) through March 31, 2006
Gross revenues	$1,846	$-	$6,491	$-	$6,491
Cost of revenues	(706)	-	(3,031)	-	(3,031)
Gross profit	1,140	-	3,460	-	3,460
Operating expenses	(579,780)	(990,197)	(1,647,651)	(1,052,685)	(3,253,700)
(Loss) from operations	(578,640)	(990,197)	(1,644,191)	(1,052,685)	(3,250,240)
Interest income (expense), net	(328,183)	5	(480,108)	5	(477,314)
(Loss) before income taxes	(906,823)	(990,192)	(2,124,299)	(1,052,680)	(3,727,554)
Income taxes	-	-	-	-	-
Net (loss)	$(906,823)	$(990,192)	$(2,124,299)	$(1,052,680)	$(3,727,554)
Loss per share – basic and diluted	$(0.018)	$(0.02)	$(0.042)	$(0.02)	$(0.074)
Weighted average number of common shares outstanding basic and diluted	51,000,000	50,088,889	51,000,000	46,572,903	50,531,154
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statement of Stockholders’ Equity from October 28, 2004 (inception) to March 31, 2006 (unaudited)
				(Deficit)
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity
Inception, October 28, 2004	49,200,000	$4,920	$83,417	$-	$88,337
Common shares issued and exercise of stock purchase warrants	1,000,000	100	899,900	-	900,000
Exercise of stock purchase warrants	800,000	80	999,920	-	1,000,000
Stock-based compensation	-	-	864,133	-	864,133
Net (loss)	-	-	-	(1,603,255)	(1,603,255)
Balances, June 30, 2005	51,000,000	5,100	2,847,370	(1,603,255)	1,249,215
Issuance of warrants to holders of convertible debentures	-	-	2,813,348	-	2,813,348
Stock-based compensation	-	-	412,072	-	412,072
Issuance of warrants for underwriting services associated with convertible debentures	-	-	204,834	-	204,834
Net (loss)	-	-	-	(2,124,299)	(2,124,299)
Balances, March 31, 2006	51,000,000	$5,100	$6,277,624	$(3,727,554)	$2,555,170
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended March 31, 2006	October 28,2004 (inception) through March 31, 2005	October 28, 2004 (inception) through March 31, 2006
Cash flows from operating activities
Net (loss)	$(2,124,299)	$(1,052,680)	$(3,727,554)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Depreciation and amortization	68,247	9,597	71,727
Stock-based compensation	412,072	725,309	1,276,205
Amortization of discount on debentures	464,232	-	464,232
Issuance of warrants for underwriting services	204,834	-	204,834
Changes in other assets and liabilities:
Accounts receivable	(1,350)	-	(1,350)
Product inventory	(369,994)	-	(369,994)
Deposits	1,100	(2,100)	(2,000)
Prepaid expenses	(66)	-	(66)
Accounts payable and accrued liabilities	32,145	2,545	75,147
Net cash (used in) operating activities	(1,313,079)	(317,329)	(2,008,819)
Cash flows from investing activities
Purchase of equipment	(60,645)	(127,028)	(109,774)
Net cash from (used in) investing activities	(60,645)	(127,028)	(109,774)
Cash flows from financing activities
Net proceeds from issuance of debentures	2,759,229	-	2,759,229
Proceeds from sale of common stock	-	901,000	1,901,000
Net cash provided by financing activities	2,759,229	901,000	4,660,229
Increase (decrease) in cash and cash equivalents	1,385,505	456,643	2,541,636
Cash and cash equivalents, beginning of period	1,246,242	90,111	90,111
Cash and cash equivalents, end of period	$2,631,747	$546,754	$2,631,747

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$-	$-
Debt issuance costs, netted with proceeds	$318,851	$-	$318,851
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements

1. Nature of Business

id-Confirm, Inc. (the “Company”) was incorporated in the state of Colorado on October 28, 2004. The Company designs and markets biometric identity authentication and verification devices, the associated technology (software and hardware) and related ancillary products. As of March 31, 2006, the Company was in the development stage.

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

3. Stockholders’ Equity

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

The Company charged $134,424 and $412,072 to operations for the three months ended March 31, 2006 and the nine months ended March 31, 2006, respectively, for stock options issued to consultants in prior periods by applying the fair value method in accordance with SFAS No.123. The value of the options are being recognized over the four year vesting term. The information regarding the stock options should be read in conjunction with the Company’s audited financial statements at June 30, 2005 included in the Company’s Form 10-KSB filed September 28, 2005.

4. Convertible Debentures

On November 14, 2005, the Company entered into an exclusive Placement Agreement with several investors to raise up to $4,000,000, through a Senior Secured Convertible Debenture and Warrant Transaction Agreement. In conjunction with this $4,000,000 private placement, the Company issued 6,179,395 Long Term (LT) Warrants and 6,179,395 Short Term (ST) Warrants. The warrants are valued at $2,813,348. This amount is recorded as a discount id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements

4. Convertible Debentures (continued)

to the convertible debentures and an addition to additional paid-in capital in the accompanying balance sheet. This discount will be amortized to interest expense over the term of the convertible debentures using the interest method. The debentures are due, if not converted, by November 13, 2007. The LT warrants are convertible at a price of $0.65 per share and the ST warrants are convertible at a price of $.60 per share. The relative value of the warrants was calculated using the Black Scholes Model. The value of these warrants was determined utilizing a historic volatility factor of 98.89%, a risk-free interest rate of 3.0% and an expected life for the warrants of 5.5 years (LT) and 5 years (ST).

The Company also issued 244,293 LT warrants and 244,293 ST warrants to JPC Capital Partners, Inc. for underwriting fees associated with the issuance of the debentures. The fair market value of these warrants was determined using the Black-Scholes pricing model with the factors indicated above.

The balance of the convertible debentures, net of discounts, as of March 31, 2006 is as follows:

Face amount of debentures	$3,664,381
Original issue discount	(586,301)
Valuation of warrants	(2,813,348)
Amortization	464,232
Net debenture payable	$728,964

5. Related Party Transactions

The Company has two 11.4% shareholders: Robert A. Morrison, IV, and Ronald Baird who are also 13.5% shareholders of another publicly held company, HS3 Technologies, Inc. Mr. Baird was an employee of the Company during 2005 and is an officer and board member of the Company. Mr. Morrison is an employee, officer and board member of the Company. Mr. Baird is a business advisor and consultant to the Company. He is reimbursed expenses, and has received a monthly stipend of $4,000 for several months totaling $10,000 for his consulting services for the quarter ending December 31, 2005 and $8,000 for the quarter ending March 31, 2006.

The Company leases space at 1800 Boulder Street, Denver, Colorado, 80211 from Robert A. Morrison, LLC, a company owned by Mr. Morrison. The Company has agreed to a three-year lease that commenced on November 15, 2004 and includes 3,500 square feet at a cost of $3,900 per month. HS3 Technologies, Inc. is also located at 1800 Boulder Street, Denver, CO, 80211 and this company leases space from Mr. Morrison’s company as well. While each company, id-Confirm, Inc. and HS3 Technologies, Inc, has their own individual employees; there are times when the employees of each company assist with tasks for the other company because of the closeness in physical location. An example of this would be staff that answers the phone for both companies. Bonnie McNamara, the Chief Financial Officer of the Company assists HS3 Technologies, Inc. with financial advice and oversight. No payments were made by HS3 Technologies, Inc. to id-Confirm, Inc or vice versa for any of the staff’s time during this reporting period. HS3 Technologies, Inc. does reimburse id-Confirm, Inc. for employee health insurance that is all billed under the umbrella of id-Confirm, Inc.’s insurance bill.

In the quarter ending March 31, 2006 computer equipment (servers and computer hardware) for $34,537 was purchased from RAM, Computer Inc., a company in which Mr. Morrison is a minority shareholder. Also during this quarter leasehold improvements totalling $10,100 (air conditioning for the computer room and wiring for the computer room) were completed and the invoice was paid to Robert A. Morrison, LLC (the property owner).

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

On November 18, 2004, FCC completed the acquisition of 100%, of the shares of common stock of id-Confirm (Colorado) in exchange for issuing 26,000,000 shares of common stock. As a result, the stockholders of id-Confirm, (Colorado) acquired a majority of the outstanding shares of common stock. Therefore, for accounting purposes, id-Confirm (Colorado) was deemed to have acquired FCC. Concurrent with this transaction, FCC changed its name to id-Confirm (Nevada).

Concurrently, id-Confirm (Nevada) disposed of a wholly-owned subsidiary to a director and shareholder for cancellation of 1,600,000 common shares and another shareholder surrendered 18,400,000 common shares. The subsidiary disposed of accounted for all of id-Confirm (Nevada)’s prior business operations, and on the date of reorganization the net assets of the remaining non-operating entity were $87,337, consisting principally of cash and accounts payable.

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

Biometrics are automated methods of identifying a person or verifying the identity of a person based on physiological or behavioural characteristics. Biometric technologies are becoming the foundation of an extensive array of highly secure identification and personal verification solutions. Essentially, all current biometric technologies work on the same principal. Each user is enrolled by the biometrics system and a copy of the enrollment data is stored in a secured database. When users present themselves for authentication, a new scan/sample is taken and compared with the one stored in the secured database. If the new sample matches, verification is confirmed. To date, our company and its management have developed intellectual property, software applications and technology with respect to mobile personal biometrics. We are a development stage company and will require significant debt or equity financing to continue the development of our intellectual property, software and technology and to continue as a going concern.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. To date, we have had $6,491 of revenues and we expect sales to grow in the next quarter. Despite our expectations, there are no assurances that revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve anticipated revenues or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

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

On October 5, 2005, we announced that we entered into a Distributorship Agreement with BBD Best Brands Distribution Ltd. effective August 31, 2005. This agreement sets forth terms and conditions for the delivery of our biometric security devices and accompanying software to BBD for distribution in the Black Sea Region. In the first year of the three-year agreement, we would deliver mobile biometric products, touchStar biometric time and attendance devices as well as USB biometric flash drives. The initial shipment would include 220 USB biometric flash drives (1GB) and 20 touchStar devices. The agreement sets forth terms that as sales occur additional product will be shipped from our Company to maintain a base inventory at BBD.

Plan of Operation And Cash Requirements

We anticipate that we will expend approximately $800,000 during the twelve-month period ending March 31, 2007 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, purchase plant and machinery, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ended March 31, 2007

Operating Expenses
Sales and Marketing	$300,000
Research and Development	200,000
Manufacturing and Engineering	0
General and Administrative	250,000
Total Operating Expenses	750,000
Capital Expenditures	50,000
Total	$800,000

At March 31, 2006, we had net working capital of $2,925,170. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Our Board of Directors is continuing to conduct an analysis of our business plan and related future opportunities for civil defense equipment companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Sales and Marketing

We are promoting our products and accompanying software through multiple channels, namely through soliciting master distributors in the United States and foreign countries, through security consultants and through our own sales team. We plan to direct our marketing effort to target sales in U.S. homeland security, identity theft prevention and eliminating credit card fraud. We will demonstrate the feasibility of our products and software to our potential customers via pilot projects. For example, we participated in a pilot project in Bulgaria to test the feasibility of using systems such as we can produce in the fight against illegal border crossings and theft of merchandise being transported across various border/customs points. In a report released in September 2005 by the United States Agency for International Development (USAID)/Bureau for Europe and Eurasia, the Bulgarian project has been deemed successful. The report further stated that this kind of technology will be useful for companies and governments to realize efficiencies in their market delivery systems and their border/customs security. We also have on-going pilot projects in Mexico and Romania. We have entered into a distributorship agreement with BBD Best Brands Distribution LTD of Constanta, Romania to distribute our products/technology. The agreement is a multiple year agreement with the initial installment calling for the sale of touchStar units, USB flashdrive units, and mobile biometric products in the amount of $50,000. We expect to experience revenues from this agreement in the next fiscal quarter. Equally important to us is the internet as a marketing tool. In this regard, we have built a secure website to disseminate information about our products and accompanying software. Our company’s e-store is accessible on the website and ready for product sales via the internet. The secure purchase site is accessible from our company’s website address, www.id-confirm.com. Products like the one gigabyte USB biometric flash drive can be purchased on the e-store site. The customer is able to use any major credit card to purchase our products. As we develop additional biometric security devices, these will also be available through the e-store. We anticipate that we will expend approximately $300,000 during the twelve-month period ending March 31, 2007 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Research and Development

As a development stage company with a unique multi-faceted technique for biometric authentication devices, much of the current year (inception through March 31, 2006) budget has been spent on research and development. We spent $116,883 for the quarter ended March 31, 2006 on research and development activities. From October 28, 2004 (inception) through March 31, 2006 we have spent $414,418 on research and development activities. We expect that our annual research and development expenses will continue to increase as we complete work on products currently in development.

We anticipate expending approximately $200,000 during the twelve-month period ending March 31, 2007 on research and development activities, which would include approximately $100,000 on salaries and $100,000 on related supplies to conduct these activities and the production of future prototypes. We intend to develop our own key components as part of our objective to reduce product cost.

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

Capital Expenditures

We intend to invest $50,000 during the twelve-month period ending March 31, 2007 in an additional server farm, computer, and other equipment.

Employees

As of May 2, 2006, we employed 6 full-time people. The five consultants who have been utilized for their expertise in biometrics hardware/software and market distribution channels are compensated as independent contractors. We expect that we will add employees, mostly in the engineering and marketing areas which will cause a substantial increase in the amount of money spent on salaries.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending March 31, 2007 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

We have generated $6,491 of gross sales revenues since the inception of our Company to March 31, 2006. Consequently, we have incurred accumulated losses of $906,823 for the three months ended March 31, 2006, $2,124,299 for the nine months ended March 31, 2006 and $3,727,554 from inception through March 31, 2006.

As noted above, management of our company projects that we may require approximately $800,000 to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending March 31, 2007. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

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

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products and technology. To date, we have incurred significant expenses in product development and administration in order to ready our products and software for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $750,000 to carry out our business plan for the twelve months ending March 31, 2007. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2005, we entered into private placement agreements with six institutional investors whereby we were to have received gross proceeds of $2,428,000 and have issued $2,890,476 of convertible debentures, convertible into 4,817,460 shares of common stock at the option of the debenture holder at a conversion price of $0.60, subject to adjustment. The investors were also to have been issued warrants exercisable at any time after six months from the closing date and for five years thereafter to purchase up to 3,215,213 shares of common stock at an exercise price of $0.9889 per share. The investors were also to have been issued 3,215,213 short term warrants at an adjusted exercise price of $0.60 per share, exercisable until the earlier of six months from the effective date of a registration statement covering the shares issuable on exercise of the warrants or five years from the closing date.

Subsequent to October 27, 2005, we rescinded our agreements with two investors and cancelled the corresponding debentures and warrants, and returned their funds. One former investor had $1,000,000 returned and another had $420,000 returned. These investors sought recission and return of their funds due to delays associated with the delivery of a UCC opinion in regards to the security granted over our intellectual property as required under the Securities Agreement. For the four investors that remained, the private placement closing and related debentures and warrants were amended to November 14, 2005, following delivery of the outstanding legal opinion. In addition, we also subsequently entered into private placement agreements with seven further investors for gross proceeds of $1,473,680 and have issued $1,754,381 of convertible debentures. These further investors were issued 2,904,693 warrants and 2,904,693 short term warrants, with the above noted terms and conditions of the warrants having been revised such that all long term warrants had an exercise price of $0.65 per share and all short term warrants had an exercise price of $0.60 per share and were exercisable until the earlier of twelve months from the effective date of a registration statement covering the shares issuable on exercise of the warrants or five years from the closing date. As a result of the subsequent closing on November 14, 2005, a total of 4,891,359 long term warrants and 4,891,359 short term warrants were issued collectively to all of the investors, and we received gross proceeds of $2,481,680 and issued $2,954,381 of convertible debentures, convertible into 4,923,968 shares of common stock at the option of the debenture holder at a conversion price of $0.60, subject to adjustment.

In addition, we issued 196,959 long term and 196,959 short term warrants to one broker, issued on the same terms as the investors’ warrants, and paid cash compensation of 5% of the gross proceeds of the offering for brokerage services in the transaction.

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

Effective November 22, 2005 we entered into private placement agreements with three institutional investors whereby we received gross proceeds of $596,400 and issued $710,000 of convertible debentures due November 13, 2007, convertible into 1,183,333 shares of common stock at the option of the debenture holder at a conversion price of $0.60, subject to adjustment. A total of 1,197,302 long term warrants and 1,197,302 short term warrants have been issued collectively to all of the investors. The long term warrants are exercisable at any time on or after the six month anniversary of the securities purchase agreement at an exercise price of $0.65 per share, for a period of five years. The short term warrants have an exercise price of $0.60 per share, exercisable until the earlier of twelve months from the effective date of a registration statement covering the shares issuable on exercise of the warrants or five years from the closing date.

In addition, we issued 47,334 long term and 47,334 short term warrants to one broker, issued on the same terms as the investors’ warrants, and paid cash compensation of 5% of the gross proceeds of the offering for brokerage services in the transaction.

As noted above, pursuant to the private placements that closed on November 14 and November 22, 2005, we received total gross proceeds of $3,078,080 and issued $3,664,381 of convertible debentures, convertible into shares of common stock at the option of the debenture holder at a conversion price of $0.60, subject to adjustment. The investors had also initially been issued warrants exercisable at any time after six months from the closing date and for five years thereafter to purchase up to 6,066,856 shares of common stock at an exercise price of $0.65 per share. The investors were also initially issued 6,066,856 short term warrants at an exercise price of $0.60 per share, exercisable until the earlier of twelve months from the effective date of a registration statement covering the shares issuable on exercise of the warrants or five years from the closing date.

The number of short and long terms warrants that we were obligated to issue to the investors was to be based on an average of the closing prices of our common stock over a period of ten trading days prior to the closing. The number of warrants originally granted was incorrectly calculated based on an average of the closing bid and ask prices over the applicable period. Due to this inadvertent error in these calculations in determining number of warrants issuable to the investors, we were required to grant an additional 112,539 long term warrants and an additional 112,539 short term warrants to the investors. As a result, a total of 6,179,395 long term warrants and 6,179,395 short term warrants have been issued collectively to all of the investors.

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

Date: May 15, 2006