Form 10KSB
period 2006-06-30
ID-CONFIRM, INC.
filed 2006-10-12
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2006

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________, to _____________

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

State issuer’s revenues for its most recent fiscal year.  $50,732

- ii -

Issuer’s aggregate market value of the voting common equity held by non-affiliates at September 13, 2006 was:

50,786,742 common shares @ $0.0825(1) = USD$4,189,906.20

(1) Average of bid and ask closing prices on September 13, 2006.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

61,718,542 shares of common stock issued and outstanding as of September 13, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☒;	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

General Overview

We are a development stage company involved in developing and implementing the commercialization of portable personal biometric devices and software applications for use in personal identification, authentication, and security applications. The principal applications which will be pursued are in prevention of identity theft, assistance to homeland security and elimination of credit card fraud. Biometrics are automated methods of identifying a person or verifying the identity of a person based on a physiological or behavioural characteristics. We were previously involved in the wholesale and retail of knit silk undergarments and silk blended lounge wear by direct customer sales through the internet and by mail order.

Business Development During the Last Three Years

Our company, id-Confirm, Inc. was incorporated in Nevada on October 29, 1999. Prior to a name change on December 29, 2004, id-Confirm was known as Fidelity Capital Concepts Limited. On July 25, 2005, we changed the fiscal year end from September 30 to June 30.

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

Concurrently, id-Confirm (Nevada) disposed of a wholly-owned subsidiary to a director and shareholder for cancellation of 1,600,000 common shares and another shareholder surrendered 18,400,000 common shares for cancellation. The subsidiary disposed of accounted for all of id-Confirm (Nevada)’s prior business operations, and on the date of reorganization the net assets of the remaining non-operating entity were $87,337, consisting principally of cash and accounts payable.

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

On October 6, 2006, pursuant to the approval of our shareholders, we filed an Amendment to Articles of Incorporation with the Nevada Secretary of State wherein we amended our Articles of Incorporation by increasing our authorized number of common stock from 100,000,000 to 200,000,000 shares with a par value of $0.0001 and authorizing the issuance of 100,000,000 shares of preferred stock with a par value of $0.0001 per share.

Our Current Business

Our business involves developing and implementing the commercialization of portable personal biometric devices and software applications for use in personal identification, authentication, and security applications. The principal applications which will be pursued are in prevention of identity theft, assistance to homeland security and elimination of credit card fraud.

Biometrics are automated methods of identifying a person or verifying the identity of a person based on physiological or behavioural characteristics. Biometric technologies are becoming the foundation of an extensive array of highly secure identification and personal verification solutions. Essentially, all current biometric technologies work on the same principle. Each user is enrolled by the biometrics system and a copy of the enrollment data is stored in a secured database. When users present themselves for authentication, a new scan/sample is taken and compared with the one stored in the secured database. If the new sample matches, verification is confirmed. To date, our company and its management have developed intellectual property, software applications and technology with respect to mobile personal biometrics. We are a development stage company and will require significant debt or equity financing to continue the development of our intellectual property, software and technology and to continue as a going concern.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. To June 30, 2006, we have had $50,732 of revenues and we expect sales to grow. Despite our expectations, there are no assurances that revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve anticipated revenues or to attract additional financing on acceptable terms, we will not be able to achieve profitable operations.

On December 1, 2004, we announced a letter of intent between our company and Aeros Aviation, LLC (Aeros), and affiliated companies located in McKinney, Texas for Aeros to create a new generation of mobile biometric identity devices for id-Confirm, Inc.’s exclusive use. The terms of the letter of intent call for delivery of a working version of the initial device, along with its associated proprietary intellectual property, to id-Confirm, Inc. We have employed this initial device in the introduction of our mobile identification and verification system to selected industries and applications. No further agreements have been entered into regarding this technology.

On April 1, 2005, we announced a memorandum of understanding with Inner Circle Logistics, Inc. (Inner Circle) for an active pilot program using a biometric component in a net-centric supply chain infrastructure. The purpose was to enhance productivity and transportation effectiveness among trading partners crossing regional borders as well as helping private businesses to achieve higher capital efficiency ratios. As of June 30, 2006, the Inner Circle agreement had not been completed, but remains in process at this time.

In April, 2005, we entered into a memorandum of understanding with Aeros which contemplates the acquisition of certain products of Aeros that include the touchStarTM and Mini-touchStarTM products. These products are the Time and Attendance and building access products and accompanying software components. No further agreements have been entered into regarding this technology.

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

Principal Products

Our web store (www.id-confirm.com) became fully operational in September of 2005. This secure purchase site allows consumers the ability to acquire biometrically-based identification, authentication, and security devices in a speedy transaction with swift product delivery from in-stock inventory.

Our primary product that is available for purchase is the id-Confirm Biometric USB Secure Data Drive, which works with any USB-enabled computer. Activated by the owner's unique fingerprint biometric, the Secure Data Drive creates a secure method of storing and transporting confidential computer files and making them available only to their owner -- on any computer. To use, the owner initializes the Secure Data Drive to recognize only the owner's biometric identification (fingerprint). The id-Confirm Biometric USB Secure Data Drive can recognize up to 10 uniquely different fingerprints.

Once activated, the user can then store data files or other information on the Secure Data Drive. The owner can then remove the Secure Data Drive from the home or office computer, put it in a pocket for transportation, and later access, work, and add to the information on any USB-enabled computer anywhere in the world. About the size of an adult thumb, the id-Confirm Biometric USB Secure Data Drive is completely portable. To access data files on it, away from the home or office computer, the user merely inserts it into the USB port of any PC computer, opens it with his or her fingerprint, and then retrieves files in the traditional way. Price of this product is currently $99.95 from the web store. We believe that the Secure Data Drive will attract purchase interest from students as well as business people who have to work on projects or manage their files from multiple computers. It eliminates the danger that files sent over the internet may be intercepted or compromised since control of the files remains totally in the hands of the owner.

We have also made our touchStar products available through the web store as well. At the touch of a finger, touchStar’s integrated technologies provide a solution to management identity access needs. touchStar eliminates the burdensome management issues related to security cards, pin number issuance, and regulation. touchStar tracks hours worked and payroll costs while monitoring personnel movements and access. The integrated system will signal alarms if access is denied to a potential user, allowing for real-time threat assessment. The touchStar integrated fingerprint authentication system is specifically designed to provide personal identification. We believe that touchStar is an effective, foolproof, time and attendance system; preventing unauthorized access, deterring ghost employees, buddy punching, and unauthorized access in remote areas.

We are of the view that there are potential touchStar applications in a variety of access, time and attendance control intensive industries such as: schools, research labs, manufacturers, engineering, banking, medical facilities, retail stores, computer server rooms, safe deposit area, water supply and electric power stations, warehouses, hospitals, chemical and nuclear security, and pharmaceutical production plants.

Two versions of the touchStar product are offered at our web store: the touchStar currently priced at $1,200 and the touchStar Mini, with slightly less capabilities than touchStar, currently priced at $850.

On October 5, 2005, we announced that we entered into Distributorship Agreement with BBD Best Brands Distribution Ltd. effective August 31, 2005. This agreement sets forth terms and conditions for the delivery of our biometric security devices and accompanying software to BBD for their distribution in the Black Sea Region. In the first year of the three-year agreement, we would deliver mobile biometric products, touchStar biometric time and attendance devices as well as USB biometric flash drives. The initial shipment would include 220 USB biometric Secure Data Drives (1GB) and 20 touchStar devices. The agreement sets forth terms that as sales occur additional product will be shipped from our company to maintain a base inventory at BBD. On June 26, 2006, we completed delivery of an initial order to BBD.

Research and Development

As a development stage company with a unique multi-faceted technique for biometric authentication devices, much of the current year budget has been spent on research and development. We spent $274,855 for the year ended June 30, 2006 on research and development activities. From October 28, 2004 (inception) through June 30, 2006 we have spent $455,749 on research and development activities. We expect that our annual research and development expenses will continue to increase as we complete work on products currently in development.

We anticipate expending approximately $200,000 during the twelve-month period ending June 30, 2007 on research and development activities, which would include approximately $100,000 on salaries and $100,000 on related supplies to conduct these activities and the production of future prototypes. We intend to develop our own key components as part of our objective to reduce product cost.

Sales and Marketing

We are promoting our products and accompanying software through multiple channels, namely through soliciting master distributors in the United States and foreign countries, through security consultants and through our own sales team. We plan to direct our marketing effort to target sales in U.S. homeland security, identity theft prevention and eliminating credit card fraud. We will demonstrate the feasibility of our products and software to our potential customers via pilot projects. For example, we participated in a pilot project in Bulgaria to test the feasibility of using systems such as we can produce in the fight against illegal border crossings and theft of merchandise being transported across various border/customs points. In a report released in September 2005 by the United States Agency for International Development (USAID)/Bureau for Europe and Eurasia, the Bulgarian project has been deemed successful. The report further stated that this kind of technology will be useful for companies and governments to realize efficiencies in their market delivery systems and their border/customs security. We also have on-going pilot projects in Mexico and Romania. We have entered into a distributorship agreement with BBD Best

Brands Distribution LTD of Constanta, Romania to distribute our products/technology. The agreement is a multiple year agreement with the initial installment calling for the sale of touchStar units, USB flashdrive units, and mobile biometric products in the amount of $50,000. On June 26, 2006, we completed delivery of an initial order to BBD earning revenues of $41,500. Equally important to us is the internet as a marketing tool. In this regard, we have built a secure website to disseminate information about our products and accompanying software. Our company’s e-store is accessible on the website and ready for product sales via the internet. The secure purchase site is accessible from our company’s website address, www.id-confirm.com. Products like the one gigabyte USB biometric flash drive can be purchased on the e-store site. The customer is able to use any major credit card to purchase our products. As we develop additional biometric security devices, these will also be available through the e-store. We anticipate that we will expend approximately $610,000 during the twelve-month period ending June 30, 2007 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Competition

Although management is not aware of similar products and software which would compete directly with our products and technology, it is anticipated that larger, better-financed companies will or could develop products similar or superior to our products and technology. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to expand and achieve a profitable level of operations in the biometric security industry.

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

Intellectual Property

We have registered the trademark “id-Confirm, Inc.” (with a finger print in the “o” position in the word Confirm),

We have applied for the trademark, “id4u”

We have applied for the trademark “id-Confirm SecureLink System” and

We have applied for two patents in the United States covering a personal mobile biometric authentication system and a privacy friendly authentication method. In addition, we applied for foreign patent protection in the European Union, Mexico, Romania, Russia and Ireland.

Government Approval

We expect approval of pending patents by the United States Patent Office within the next eighteen months.

Employees

As of September 13, 2006, we employed 6 full-time people. In addition, we have five consultants who have been utilized for their expertise in biometrics hardware/software and market distribution channels and are compensated as independent contractors. We expect that we will add employees, mostly in the information technology, sales and marketing areas which will cause a substantial increase in the amount of money spent on salaries. We intend to spend $1,500,000 for salaries during the twelve months ending June 30, 2007 with most of the increase being due to our information technology, sales and marketing staff in tandem with our business programs.

Capital Expenditures

We intend to invest $50,000 during the twelve-month period ending June 30, 2007 in computers, servers, and other equipment deemed necessary for continuing research and testing of new products.

General and Administrative Expenses

We expect to spend $880,000 during the twelve-month period ending June 30, 2007 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

We have generated $50,732 of net sales revenues since the inception of our Company to June 30, 2006. Consequently, we have incurred accumulated losses of $1,138,156 for the year ended June 30, 2006 and $2,741,411 from inception through June 30, 2006.

As noted above, management of our company projects that we may require approximately $1,500,000 to fund our ongoing operating expenses, and working capital requirements for the twelve-month period ending June 30, 2007. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

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

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations. Our business operations may fail if our actual cash requirements exceed our estimates, and we are not able to obtain further financing.

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products and technology. To date, we have incurred significant expenses in product development and administration in order to ready our products and software for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $1,500,000 to carry out our business plan for the twelve months ending June 30, 2007. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

Since inception through June 30, 2006, we have incurred aggregate net losses of $2,741,411 and we had working capital of $1,775,706 as of June 30, 2006. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our products, the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our mobile personal biometric device. Other than registering the domain name www.id-confirm.com, we have not taken any action to protect our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively.

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

RISKS RELATED TO OUR INDUSTRY

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

RISKS RELATED TO OUR COMMON STOCK

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

Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock and 100,000,000 shares of preferred stock. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

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

OTHER RISKS

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their reports concerning our financial statements as of June 30, 2006 and 2005 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See our auditors’ reports on our consolidated financial statements elsewhere in this Form 10-KSB.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Our By-laws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Item 2. Description of Property.

Our principal executive offices are located at 1800 Boulder Street, Suite 400, Denver, Colorado, 80211-6400 and are leased from a related party as described in footnote 9 to the financial statements. Our premises occupy 3,500 square feet, which we believe is adequate for our current operations. We lease the premises at a cost of $12.00 per square foot, escalating to $15.00 per square foot for a term of 5 years. We do not anticipate that we will require any additional premises in the foreseeable future.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

On October 6, 2006, at a special meeting, our shareholders were asked to vote on two proposals amending the Articles of Incorporation of our company.

The first proposal was a special resolution authorizing the amendment our articles by increasing the authorized shares of common stock to 200,000,000 shares with a par value of $0.0001 per share. This resolution was passed by 92% of the votes cast by shareholders, or 39,785,209 for the resolution, 3,424,090 against the resolution and 56,860 abstaining from the resolution.

The second proposal was a special resolution authorizing the issuance of up to 100,000,000 Preferred Shares in the capital of the Company with a par value of $0.0001 per share, for which the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Shares. This resolution was passed by 93.9% of the votes cast by shareholders, or 21,032,476 for the resolution, 1,316,797 against the resolution and 41,191 abstaining from the resolution.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our shares of common stock were initially approved for quotation on the OTCBB under the name “Fidelity Capital Concepts Limited” under the symbol, FDCC, however, the first trade did not occur until January 4, 2005 when we commenced trading under the name “id-Confirm, Inc.” under the symbol, IDCO. The following quotations obtained from Stockwatch.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
March 31, 2005	$2.79	$1.30
June 30, 2005	$1.74	$0.63
September 30, 2005	$1.04	$0.63
December 31, 2005	$1.16	$0.21
March 31, 2006	$0.38	$0.12
June 30, 2006	$0.32	$0.06

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

On September 13, 2006, the list of stockholders for our shares of common stock showed 52 registered stockholders and 61,718,542 shares of common stock outstanding.

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

Subsequent to October 27, 2005, we rescinded our agreements with two investors and cancelled the corresponding debentures and warrants, and returned their funds. One former investor had $1,000,000 returned and another had

$420,000 returned. These investors sought rescission and return of their funds due to delays associated with the delivery of a UCC opinion in regards to the security granted over our intellectual property as required under the Securities Agreement. For the four investors that remained, the private placement closing and related debentures and warrants were amended to November 14, 2005, following delivery of the outstanding legal opinion. In addition, we also subsequently entered into private placement agreements with seven further investors for gross proceeds of $1,473,680 and have issued $1,754,381 of convertible debentures. These further investors were issued 2,904,693 warrants and 2,904,693 short term warrants, with the above noted terms and conditions of the warrants having been revised such that all long term warrants had an exercise price of $0.65 per share and all short term warrants had an exercise price of $0.60 per share and were exercisable until the earlier of twelve months from the effective date of a registration statement covering the shares issuable on exercise of the warrants or five years from the closing date. As a result of the subsequent closing on November 14, 2005, a total of 4,891,359 long term warrants and 4,891,359 short term warrants were issued collectively to all of the investors, and we received gross proceeds of $2,481,680 and issued $2,954,381 of convertible debentures, convertible into 4,923,968 shares of common stock at the option of the debenture holder at a conversion price of $0.60, subject to adjustment.

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

The number of short and long terms warrants that we were obligated to issue to the investors was to be based on an average of the closing prices of our common stock over a period of ten trading days prior to the closing. The number of warrants originally granted was incorrectly calculated based on an average of the closing bid and ask prices over the applicable period. Due to this inadvertent error in these calculations in determining the number of warrants issuable to the investors, we were required to grant an additional 112,539 long term warrants and an additional 112,539 short term warrants to the investors. As a result, a total of 6,179,395 long term warrants and 6,179,395 short term warrants have been issued collectively to all of the investors.

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

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 2005 Stock Option Plan on January 31, 2005. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at June 30, 2006.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	400,000(1)	$1.51	4,600,000(1)
Total	400,000(1)	$1.51	4,600,000(1)

(1)           The maximum number of options issuable under our stock option plan is 5,000,000. Includes options to acquire 400,000 shares of common stock granted under our stock option plan. None of the options granted have been exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended June 30, 2006.

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

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Fidelity Capital Concepts Limited was incorporated under the laws of the State of Nevada on October 29, 1999. Until the acquisition of a Colorado corporation, (id-Confirm (Colorado)) was completed, our focus was on the wholesale and retail of knit silk undergarments and silk blended lounge wear by direct customer sales through the internet and by mail order.

On November 18, 2004, we completed the acquisition of 100% of the issued and outstanding common shares of id-Confirm (Colorado) by issuing 26,000,000 shares of our common stock to id-Confirm (Colorado)’s stockholders. As a result, the former stockholders of id-Confirm (Colorado) acquired a majority of FCC’s outstanding shares of common stock. Therefore, for accounting purposes, id-Confirm (Colorado) was deemed to have acquired FCC. id-Confirm (Colorado) survives as our wholly-owned subsidiary. After completion of the acquisition, we changed our name from “Fidelity Capital Concepts Limited” to “id-Confirm, Inc.” to reflect our newly acquired business.

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

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $2,200,000 during the twelve-month period ending June 30, 2007 to secure initial product and technology orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products and software, launch a marketing program, ramp up our product assembly capabilities, purchase assembly facilities and equipment, and need for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2007

Operating expenses
Sales and Marketing	$610,000
Research and Development	200,000
Manufacturing and Engineering	460,000
General and Administrative	880,000
Total Operating Expenses	2,150,000
Capital expenditures	50,000
Total	$2,200,000

At June 30, 2006, we had working capital of $1,775,705. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Our board of directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for civil defense equipment companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

The Company will utilize its common stock as a means for repayment of the senior secured convertible debentures. The debenture agreements provide upon appropriate notice to the debenture holders, in lieu of a cash redemption payment we may elect to pay all or part of a such redemption amount in shares based on a conversion price equal to the lesser of (i) the fixed conversion price of $0.60 and (ii) 75% of the average of the ten volume weighted average prices for the ten trading days immediately prior to the applicable monthly redemption date. To date the Company has made two (2) monthly redemptions utilizing this method and we anticipate future redemptions also being made with the Company’s stock.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). This statement requires that we record all share-based payment expense in our financial statements based on a fair value methodology.  On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt SFAS 123(R) starting with our first quarter of our fiscal year beginning May 1, 2006. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and, although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Accounting for Stock-Based Compensation had we been expensing under the new rule.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (“APB”) Opinion 20 and FASB Statement 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS  133 and SFAS  140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition. Management does not expect the adoption of these rules and pronouncements to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial position and results of operations.

With the exception of the effects of the restatement described in the accompanying financial statements, management does not expect the adoption of these rules and pronouncements to have a material impact on our financial statements.

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

Stock-based Compensation

Our company has adopted the fair value method of accounting for stock-based compensation recommended by SFAS No. 123 Accounting for Stock-Based Compensation . In future periods, the Company plans to adopt SFAS 123-R, Share Based Payments, on a prospective basis.

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

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Inventory

Inventory consists of finished goods purchased from third-party manufacturers and is valued at the lower of average cost or market. Average cost is determined using the first-in, first-out method of accounting.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

id-Confirm, Inc.

(a development stage company)

Denver, Colorado

We have audited the accompanying consolidated balance sheets of id-Confirm, Inc. (a company in the development stage - the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2006, or the period from October 28, 2004 (inception) to June 30, 2005 and for the cumulative period from October 28, 2004 (inception) to June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of id-Confirm, Inc. as of June 30, 2006, and 2005 and the results of its operations and its cash flows for year ended June 30, 2006, for the period from October 28, 2004 (inception) to June 30, 2005 and for the cumulative period from October 28, 2004 (inception) to June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s lack of revenues and operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

September 15, 2006

id-Confirm, Inc.
(formerly Fidelity Capital Concepts Limited)
(a development stage company)

Consolidated Balance Sheets	June 30,2006	June 30, 2005

ASSETS
Current Assets
Cash and cash equivalents	$1,841,001	$1,246,242
Inventory	340,409	-
Total current assets	2,181,410	1,246,242

Furniture, fixtures and equipment, net of accumulated depreciation of $20,449 and $3,480, respectively	115,348	45,649
Debt issuance costs, net of accumulated amortization of $117,472	201,380	-
Other assets	2,166	3,100

Total Assets	$2,500,304	$1,294,991

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$35,204	$45,776
Convertible Senior Secured Debentures, net of discounts (Note 3 )	370,500	-

Total current liabilities	405,704	45,776

STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value, 100,000,000 authorized,
55,968,467 and 51,000,000 shares issued and outstanding, respectively	5,597	5,100
Additional paid-in capital	4,830,414	2,847,370
(Deficit) accumulated during development stage	(2,741,411)	(1,603,255)
Total Stockholders' Equity	2,094,600	1,249,215

Total Liabilities and Stockholders' Equity	$2,500,304	$1,294,991

The accompanying notes are an integral part of these consolidated financial statements

id-Confirm, Inc.		For the	For the
(formerly Fidelity Capital Concepts Limited)		Period from	Period from
(a development stage company)	For the Year	October 28, 2004	October 28, 2004
	ended	(inception) to	(inception) to
Consolidated Statements of Operations	June 30, 2006	June 30, 2005	June 30, 2006

Net revenues	$50,732	$-	$50,732

Cost of goods sold	32,616	-	32,616

Gross profit	18,116	-	18,116

Operating Expenses:
Research and development	274,855	180,894	455,749
Selling, general and administrative	1,159,587	561,022	1,720,609
Stock based compensation	463,159	864,133	1,327,292
Total operating expenses	1,897,601	1,606,049	3,503,650

Income (Loss) from Operations	(1,879,485)	(1,606,049)	(3,485,534)

Other Income (Expense)
Interest income	65,390	2,794	68,184
Interest expense	(1,436,928)	-	(1,436,928)
Warrant valuation income (loss)	2,112,867	-	2,112,867
Total Other Income (Expense)	741,329	2,794	744,123

(Loss) before income tax	(1,138,156)	(1,603,255)	(2,741,411)

Income tax provision (benefit)	-	-	-

Net (loss)	$(1,138,156)	$(1,603,255)	$(2,741,411)

Net (loss) per common share-basic and diluted	$(0.02)	$(0.03)	$(0.05)

Weighted Average Number of Common Shares Outstanding, basic and diluted	51,414,039	50,008,943	50,827,070

The accompanying notes are an integral part of these consolidated financial statements id-Confirm, Inc.
(formerly Fidelity Capital Concepts Limited)
(a development stage company)

Consolidated Statement of Stockholders’ Equity				(Deficit)
Period from October 28, 2004 (inception) to June 30, 2006				accumulated	Total
			Additional	during	Stockholders'
	Common Stock		Paid-in	development	Equity
	Shares	Amount	Capital	stage	(deficit)
Inception, October 28, 2004	49,200,000	$4,920	$83,417	$-	$88,337

Common shares and warrants issued for
cash	1,000,000	100	899,900	-	900,000

Exercise of stock purchase warrants	800,000	80	999,920	-	1,000,000

Stock based compensation	-	-	864,133	-	864,133

Net (loss) for the period ended June 30, 2005	-	-	-	(1,603,255)	(1,603,255)

BALANCES as of June 30, 2005	51,000,000	5,100	2,847,370	(1,603,255)	1,249,215

Fair value of detachable warrants issued in
conjunction with the convertible debentures	-	-	965,213	-	965,213

Fair value of common stock warrants issued to
convertible debenture placement agent	-	-	204,834	-	204,834

Stock based compensation	-	-	260,659	-	260,659

Common stock issued in payment of principal and
interest on convertible debentures	2,718,467	272	350,063	-	350,335

Fair value of stock issued for services	2,250,000	225	202,275	-	202,500

Net (loss) for the year ended June 30, 2006	-	-	-	(1,138,156)	(1,138,156)

BALANCES as of June 30, 2006	55,968,467	$5,597	$4,830,414	$(2,741,411)	$2,094,600

The accompanying notes are an integral part of these consolidated financial statements

id-Confirm, Inc.		For the	For the
(formerly Fidelity Capital Concepts Limited)		Period from	Period from
(a development stage company)	For the Year	October 28, 2004	October 28, 2004
	ended	(inception) to	(inception) to
Consolidated Statements of Cash Flows	June 30, 2006	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net (loss)	$(1,138,156)	$(1,603,255)	$(2,741,411)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	16,970	3,480	20,450
Stock-based compensation	463,159	864,133	1,327,292
Amortization of debt issuance costs	117,470	-	117,470
Amortization of debt discount	968,610	-	968,610
Amortization of original issue discount	220,263	-	220,263
Stock issued to debenture holders for interest expense	20,546	-	20,546
Fair value of warrants issued for services	204,834	-	204,834
Warrant valuation (income)	(2,112,867)	-	(2,112,867)
Changes in other current assets and liabilities:
Inventory	(340,409)	-	(340,409)
Other assets	934	(3,100)	(2,166)
Accounts payable	(10,572)	43,002	32,430
Net cash (used in) operating activities	(1,589,218)	(695,740)	(2,284,958)
Cash flow from investing activities
Purchase of equipment	(86,669)	(49,129)	(135,798)

Net cash (used in) investing activities	(86,669)	(49,129)	(135,798)
Cash flow from financing activities
Proceeds from sale of common stock	-	1,901,000	1,901,000
Proceeds from sale of convertible debentures	3,078,080	-	3,078,080
Repayment of convertible debentures	(488,584)	-	(488,584)
Debt issuance costs	(318,850)	-	(318,850)

Net cash provided by financing activities	2,270,646	1,901,000	4,171,646

Increase in cash and cash equivalents	594,759	1,156,131	1,750,890

Cash and cash equivalents, beginning of period	1,246,242	90,111	90,111

Cash and cash equivalents, end of period	$1,841,001	$1,246,242	$1,841,001

Supplemental disclosure of cash flow information:
Interest paid	$24,429	$-	$24,429
Income taxes paid	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities: Payment of debentures in common stock	$329,789	$-	$329,789
Warrant discount recorded upon issuance of debentures	$3,078,080	$-	$3,078,080
The accompanying notes are an integral part of these consolidated financial statements

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

As of June 30, 2006, the Company had minimal revenue and is in the development stage of designing and marketing biometric identity recognition and verification technology and related products. Principal activities to date have consisted of organizing the Company, developing a business plan, assembling a management team and network of professional consultants and professionals, preliminary product design and capital formation.

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

(b) Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company is in the development stage, is wholly id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

1. Organization and Business (continued)

reliant on its ability to raise additional capital for future financing needs and has had minimal revenues, saleable product, service or other business operations through June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address this uncertainty include completion of product design, development of a sales force and initiating revenue producing activities. In the first quarter of 2007, management continues to aggressively pursue alternative financing arrangements to assist in meeting these goals.

(c) Certain prior period amounts have been re-classified to conform to current year presentation.

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

(c) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. At June 30, 2006 and 2005, cash and cash equivalents consisted of cash only.

(d) Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of five (5) years. Depreciation expense for the fiscal year ended June 30, 2006, the period from inception through June 30, 2005, and the cumulative period from inception to June 30, 2006 was $16,970, $3,480 and $20,450 respectively.

id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

(e) Inventory

Inventory consists of finished goods purchased from third-party manufacturers and is valued at the lower of average cost or market. Average cost is determined using the first-in, first-out method of accounting.

(f) Long-lived Assets

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

 (g) Advertising Expenses

The Company expenses advertising costs as incurred. The Company incurred $76,763, $53,174 and $129,937 advertising and promotion expenses for year ended June 30, 2006, the period from October 28, 2004 (inception) through June 30, 2005, and the cumulative period from inception to June 30, 2006, respectively.

(h) Research and Development Costs

The Company expenses research and development cost as incurred. Research and development expenses for the year ending June 30, 2006, the period from October 28, 2004 (inception) through June 30, 2005, and the cumulative period from inception to June 30, 2006, were $274,855, $180,894 and $455,749, respectively.

(i) Organization Costs

The Company accounts for organization costs under the provisions of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities which requires that all organization costs be expensed as incurred.

(j) Software Development Costs

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

(k) Loss Per Share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of stock options and warrants. In periods of net loss, there are no diluted earnings per share since the result would be anti-dilutive.

(l) Financial Instruments

The fair value of financial instruments is determined at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be ascertained with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The fair value of the convertible debentures is $2,846,008 as of June 30, 2006. Management is of the opinion that the Company is not exposed to significant currency, interest or credit risks arising from these financial instruments.

(m) Income Taxes

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

(n) Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based compensation recommended by of SFAS No. 123, Accounting for Stock Based Compensation. The fair value of stock options is estimated at the grant date using the Black-Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company. If future market conditions are different than the assumption used, stock-based compensation expense could be significantly different.

(o) Comprehensive Income

The Company had no items of comprehensive income for the year ended June 30, 2006, for the period from October 28, 2004 (inception) through June 30, 2005, or for the cumulative period from October 28, 2004 (inception) through June 30, 2006.

(p)	Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

(q)	Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). This statement requires that we record all share-based payment expense in our financial statements based on a fair value methodology.  On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) starting with our first quarter of our fiscal year beginning May 1, 2006. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and, although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Accounting for Stock-Based Compensation had we been expensing under the new rule.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (“APB”) Opinion 20 and FASB Statement 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. SFAS 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

2. Significant Accounting Policies (continued)

either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial position and results of operations.

With the exception of the effects of the restatement described in these financial statements, management does not expect the adoption of these rules and pronouncements to have a material impact on the Company’s financial statements.

(r)	Reclassifications

Certain prior period amounts have been re-classified to conform to current year presentation.

3. Convertible Debentures and Warrants

On November 14 and November 22, 2005, the Company received total gross proceeds of $3,078,080 and issued $3,664,381 of convertible debentures, convertible into shares of common id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

3. Convertible Debentures and Warrants (continued)

stock at the option of the debenture holder at a conversion price of $0.60 The convertible debentures mature on November 14, 2007.

The convertible debentures do not bear interest on the outstanding principal amount, as we received $3,078,080 in gross proceeds and issued convertible debentures in the principal amount of $3,664,381. All principal on the convertible debentures shall be due on November 14, 2007. The Company may not prepay the convertible debentures without the consent of the debenture holders.

The Company was required to redeem the convertible debentures on a monthly basis, commencing the 1st of each month, immediately after the earlier of (a) the first such date immediately following the 120th day after the issuance of the convertible debentures and (b) the first such date following the 60th day after the effective date of a registration statement and ending upon the full redemption or conversions of the convertible debentures. The amount that the Company is required to redeem per month is 1/15 of the principal amount of the debentures.

The first redemption was made April 1, 2006. Each monthly redemption requires the Company to pay $244,292 in cash. However, upon providing the appropriate notice to the debenture holders, in lieu of a cash redemption payment, the Company may elect to pay all or part of a such redemption amount in shares based on a conversion price equal to the lesser of (i) the fixed conversion price of $0.60 and (ii) 75% of the average of the ten volume weighted average prices for the ten trading days immediately prior to the applicable monthly redemption date.

The Company evaluated whether or not the secured convertible promissory notes contain embedded conversion options which meet the definition of derivatives under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. The Company concluded that since the fixed conversion rate does not change at the holders option, the notes qualify as conventional convertible debt and thus are not considered derivatives (see below for other terms which did require initially recording value of the attached warrants as derivatives). Therefore, the Company reviewed the notes for any beneficial conversion values that existed under EITF 98-5 and 00-27. There was no beneficial conversion value determined, since all debt discount was allocated to the value of the warrants and the conversion price was greater than the fair market value of the common stock of the company when granted.

The Company paid the first 2 required redemption payments in cash and made the third redemption payment in shares of stock. In June 2006, the Company issued a total of 1,879,167 shares under the redemption formula to the holders for the third payment. The excess of the fair market value of the shares issued over the redemption amount due was recorded as additional interest expense in the amount of $18,790. The Company also advanced the holders 839,300 shares of common stock for future payments in accordance with the terms of the agreements.

The holders, at their option, may convert, at any time until the close of business on the business day before the date of final maturity of the convertible debentures, all or any portion of the id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

3. Convertible Debentures and Warrants (continued)

principal amount of the convertible debentures into fully paid and non-assessable shares of our common stock at the conversion price in effect at the date of conversion. The conversion price shall be equal to the conversion price of $0.60, subject to adjustment.

In connection with the sale of the convertible debentures, a total of 6,179,395 long term warrants and 6,179,395 short term warrants were issued collectively to all of the debenture holders. The long term warrants are exercisable at any time on or after the six month anniversary of the issuance of the debentures at an exercise price of $0.65 per share, for a period of five years. The short term warrants have an exercise price of $0.60 per share, exercisable until the earlier of twelve months from the effective date of the registration statement, March 15, 2006, covering the shares issuable on exercise of the warrants or five years from the closing date. Pursuant to their terms, the warrants may not be exercised if such exercise would result in the holder owning more than 4.99% of our outstanding shares of common stock.

In addition, the Company issued 244,292 long term and 244,292 short term warrants to the placement agent, issued on the same terms as the debenture holders’ warrants. These warrants were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in partial payment of placement fees in connection with the sale of the convertible debentures to the other selling stockholders.

The Company agreed to file a registration statement covering the shares issuable upon conversion or payment of the notes and exercise of the warrants. The registration statement became effective March 15, 2006 and the Company is required to keep the registration statement effective until such time as all securities registered have been sold or may be resold pursuant to Rule 144 without restriction.

In the event of default, the Company will pay liquidated damages to each of the investors equal to 2% of the aggregate purchase price paid by each holder for the first 30 days after the date of default and 2% of the aggregate purchase price paid by each holder for every 30 day period thereafter. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum to each investor, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

The Company evaluated whether or not the warrants and registration rights meet the definition of derivatives under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. Pursuant to EITF 05-4 the Company concluded that the Company must issue registered shares under the warrant agreements or be subject to a potentially significant cash payment at the holders’ option. Therefore, the instruments must be combined and classified as a derivative liability at fair value with changes in fair value recorded in other income or expense.

id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

3. Convertible Debentures and Warrants (continued)

Upon registration of the shares issuable upon conversion and the related warrants, this derivative liability was reclassified to additional paid-in capital in the statement of stockholders’ equity.

The value of the 12,847,374 warrants issued with the convertible promissory notes was $5,146,094, which exceeded the $3,078,080 face value of the debentures, and accordingly, the full face value of the note of $3,078,080 was allocated to the warrant value by recording a debt discount of $3,078,080 and recording a $5,146,094 warrant liability. In addition, the excess of the value over the note amount, aggregating $2,068,014 was recorded as a warrant liability and charged to other income (expense) as a change in fair value of warrant liability. The debt discount will be amortized to interest expense over the debt term. The warrants were valued using the Black-Scholes option pricing method with a common stock price of $0.56 based on the quoted trade price, five-year expected term, zero expected dividends, volatility of 100.4% and a discount rate of 3.00%. As there was no value allocated to the debt, there was no beneficial conversion amount to record and further, there was no intrinsic value between the conversion price of the debentures and the fair value of the stock. The warrant value for the 488,586 finder warrants using the same Black-Scholes assumptions as above was $204,834 and was directly charged to interest expense.

At March 15, 2006, the date of the effective date of the registration statement, in accordance with SFAS 133, the Company revalued the total 12,874,374 short term and long term warrants underlying the warrant liability and at that time the total value was $965,213 using the following Black-Scholes assumptions: common stock price of $0.21, 1 and 5 years expected term, zero expected dividends, volatility of 102.7% and a discount rate of 3.00%.

The revaluation resulted in a decrease to the warrant liability of $4,180,881 from the initial recording in November 2005 and a corresponding credit to the change in fair value of warrant liability. Accordingly, the net change in the fair value of the warrant liability during fiscal 2006 resulted in other income of $2,112,867.

The balance of the convertible debentures, net of discounts, as of June 30, 2006 is as follows:

Face amount of debentures	$3,664,381
Original issue discount	(586,301)
Valuation of warrants	(3,078,080)
Repayments	(818,373)
Amortization	1,188,873
Convertible debentures, net of discounts	$370,500

4. Stockholders’ Equity

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

(b) Warrants to purchase common stock as a result of the private placement and convertible debentures which are outstanding at June 30, 2006 are as follows:

Number of shares	Exercise Price	Expiration Date
1,000,000	$1.50	January 10, 2007
6,423,687	$0.60	March 14, 2007
6,423,687	$0.65	May 14, 2011

Each warrant entitles the holder to purchase one common share of the Company.

(c) On October 8, 2004, the Company effected a forward split of its then issued and outstanding 5,400,000 shares of common stock on a one-for-eight basis. This forward split resulted in 43,200,000 shares of common stock issued and outstanding as of October 8, 2004.

(d) On June 26, 2006, the Company granted individuals restricted stock grants in the aggregate amount of 2,250,000 shares on common stock for services rendered. These shares were recorded at fair market value of $0.09, at the date of grant.

5. Stock Option Plan

The board of directors has approved a Stock Option Plan (the ”Plan”) authorizing the issuance of a total of 5,000,000 shares pursuant to which directors, officers, employees and contracted individuals/consultants of the Company are eligible to receive grants of options for the Company’s common stock. Each stock option entitles its holder to purchase one common share of the Company. The Plan is administrated by the board of directors but is subject to the approval of the Company’s stockholders.

In March 2005, 3,150,000 stock options were granted to contracted individuals with an exercise price of $1.51 per share which expire on March 18, 2010. Of the options, 20% were vested immediately and the remaining options vest at 20% per year from March 18, 2006 to March 18, 2009. The remaining contractual life of the options was 3.71 years and 160,000 stock options were exercisable as of June 30, 2006.

id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

5. Stock Option Plan (continued)

	# Shares Under Options	Weighted Average Exercise Price
Inception	-	$-
Granted	3,150,000	1.51
Forfeited	(100,000)	1.51
Balance, June 30, 2005	3,050,000	1.51
Granted	-	-
Forfeited	(2,650,000)	1.51
Balance, June 30, 2006	400,000	$1.51

During the current year, the Company charged $260,659 to operations and $864,133 for the period from inception to June 30, 2005, for a total of $1,124,792 for the period inception to June 30, 2006, for stock options issued by applying the fair value method in accordance with SFAS No. 123.

The following table shows the assumptions used in determining stock-based compensation costs under the Black-Scholes option pricing model:

Expected volatility	100%
Risk-free interest rate	3%
Expected life (years)	5
Dividend yield	Nil
Weighted average fair value per share of options granted	$1.13

6. Commitments and Contingencies

(a) Operating Lease

In connection with its rental of office/operations space, the Company has entered into a 5-year lease with a company controlled by an officer and stockholder. The rental expense for 2006 was $39,305. Future minimum rentals under the lease are as follows:

Year Ending June 30,	Minimum rentals
2007	$48,550
2008	51,200
2009	55,350
2010	24,000
$179,100

id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

6. Commitments and Contingencies (continued)

(b) Technology Agreement

In April 2005, the Company entered into a Memorandum of Understanding with a U.S. private company to acquire its biometric knowledge and assets, including patents, patents pending, and rights and patents to the touchStarTM and Mini-touchStarTM products for stock options to purchase 300,000 common shares of the Company, exercisable at $1.00 per share for a period of five years from their date of issuance. One-third of the stock options were to be immediately exercisable, one-third exercisable upon completion of the next annual meeting of the Company, and the remaining one-third on January 2, 2006. As of June 30, 2006, none of these options had been granted or exercised, nor was there any determinable value of any intangible asset (patent or patent pending) related thereto.

7. Concentration of Credit Risk

SFAS 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. As of June 30, 2006, financial instruments that potentially expose the Company to credit risk consist of cash.

The Company maintains cash balances in a high quality financial institution. The Federal Deposit Insurance Corporation insures the accounts up to $100,000. At June 30, 2006, the Company exceeded this amount by $1,741,001. Management believes the risk of loss to be minimal.

8. Income Taxes

As of June 30, 2006, the Company had approximately $1,814,000 in pretax federal and state net operating loss carryforwards expiring in 2025 and 2026.

The Company provides for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from allowance accounts and depreciation.

The deferred tax asset that results from such operating loss carryforwards and temporary differences of approximately $701,000 and $0, as of June 30, 2006 and 2005, respectively, has been fully reserved for in the accompanying consolidated financial statements as follows:

id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

8. Income Taxes (continued)

	June 30, 2006	June 30,2005
Deferred tax liabilities	$-	$-
Deferred tax assets
Net operating loss deductions	$701,000	$-
Other deferred assets	-	-
Total deferred tax assets	701,000	-
Valuation allowance	(701,000)	-
	$-	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

	Year ended June 30, 2006	Inception to June 30, 2005	Inception to June 30, 2006
Federal Statutory tax (benefit) rate	(34.0%)	(34.0%)	(34.0%)
State taxes, net of federal tax (benefit) rate	(4.63%)	(4.63%)	(4.63%)
Effective tax rate	(38.63%)	(38.63%)	(38.63%)
Valuation allowance	(38.63%)	(38.63%)	(38.63%)
Effective income tax rate	-	-	-

9. Related Party Transactions

The Company leases office space from a company controlled by an officer and major stockholder. Rental payments made under the operating lease for 2006 were $39,305. See Note 6.

For the year ended June 30, 2006, the company wrote-off a $9,000 receivable related to administrative support charged to an affiliated company controlled by an officer and major stockholder.

id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

9. Related Party Transactions (continued)

For the year ended June 30, 2006, computer equipment (servers, computer hardware and furniture and fixtures) for $41,000 was purchased from a company controlled by an officer and major stockholder of the Company. Also during this year, leasehold improvements totaling $10,100 were paid to the landlord, which is an entity controlled by an officer of the Company.

10.	Significant Fourth Quarter Adjustments and Restatements

In the fourth quarter of fiscal 2006, management determined that the Company had misapplied SFAS 133 "Accounting for Derivative Instruments and Hedging Activities” and related interpretations, in the Company’s financial statements filed on Form 10-QSB for the periods ending December 31, 2005 and March 31, 2006.

The adjustments related to the recording and valuation of the warrant liability in connection with the short term and long term warrants associated with the convertible debentures (see note 3). These adjustments resulted in warrant valuation income of $1,228,008 and $884,859 for the quarters ended December 31, 2005 and March 31, 2006, respectively. The effect of the significant fourth quarter adjustment on the individual quarterly financial statements is as follows (unaudited):

	Three Months Ended December 31, 2005	Three Months Ended March 31, 2006
Net income (loss) attributed to common stockholders: Previously reported	$(788,289)	$(906,823)
Adjustment -- warrant valuation income	1,228,008	884,859
Restated	$439,719	$21,964
Net income (loss) per share, basic and diluted:
Previously reported	$(0.015)	$(0.018)
Adjustment	0.024	0.018
Restated	$0.009	$--

11. Subsequent events

On August 1, 2006 the Company failed to make the required installment payments under the senior secured convertible debentures. The delinquent payments to the holders total $244,292 of principal and interest. As a result, one of the debenture holders filed a formal notice of default with the Company claiming acceleration of the outstanding principal balance, accrued interest and penalties due. The Company owes this holder approximately $210,000 at the time of default.

id-Confirm, Inc. (formerly Fidelity Capital Concepts Limited) (A development stage company)
Notes to Consolidated Financial Statements

11. Subsequent events (continued)

The Company subsequently entered into negotiations with the debenture holders to amend the terms of debentures and warrants, in an effort to relieve the Company from some of the more onerous conditions of the debentures. As a result of the default, the debentures are now considered current liabilities. As a result of the negotiations, the Company believes it will be able to have a brief moratorium on the monthly redemptions and anticipates amending its current debentures and warrants as compensation for the time extensions.

In addition, the Company is preparing to file a new registration statement to register additional shares underlying the debentures so that future debt payments could be made in shares of common stock as provided for in the debenture agreement.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 13, 2005, we decided to engage new independent accountants to audit our financial statements. Our board of directors approved the change of accountants to Gordon, Hughes & Banks, LLP, an independent registered public accounting firm. Accordingly, we dismissed Moore Stephens Ellis Foster, Chartered Accountants, on July 13, 2005.

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

Prior to our engagement of Gordon, Hughes & Banks, LLP, they were not consulted on any matter relating to accounting principles or to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B. Other Information.

On August 1, 2006, we entered into negotiations with our Debenture holders to amend the terms of Debentures and Warrants issued on November 14 and 22, 2005, in an effort to relieve the company from some of the more onerous conditions of the Debentures. One of the Convertible Debenture holders, Platinum Partners Long Term Growth II LLC, has provided us with a notice of default, dated August 7, 2006, claiming acceleration of the outstanding principal balance and accrued interest due. The alleged default is as a result of our most recent monthly redemption payout. As of August 1, 2006, the outstanding principal balance due to the Debenture holder alleging default was $210,608.51. We have not received any other notices of default from any of the other Debenture holders.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of September 13, 2006, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert A. Morrison IV	Chief Technical Officer and Director	41	June 15, 2006 November 16, 2004
Thomas Breen	President, Chief Operating Officer, Interim Chief Financial Officer and Director	50	June 15, 2006
David Grasch	Chief Executive Officer and Director	42	June 15, 2006

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Robert A. Morrison IV, Chief Technical Officer and Director

Mr. Morrison became secretary on November 16, 2004 and appointed president and chief executive officer of our company on September 12, 2005 and resigned as president, chief executive officer and secretary on June 15, 2006 and was appointed chief technical officer. Mr. Morrison has been a director since December 12, 2004. Mr. Morrison was our chief financial officer from November 16, 2004 to July 22, 2005. For the past 15 years, Mr. Morrison has been the owner of RAM Enterprises, Inc., a computer networking consulting company that designs, builds and maintains computer networks for various enterprises.

Thomas Breen, President, Chief Operating Officer and Interim Chief Financial Officer and Director

Mr. Breen was appointed president, chief operating officer, interim chief financial officer and director of our company on June 15, 2006. Mr. Breen has more than 25 years of business management knowledge with hands-on experience in positions with full P&L accountability, with more than 20 years in CEO and CFO positions, and five years in public accounting with nationally recognized firms. Mr. Breen brings a practical approach to business with an emphasis on applying strong leadership and problem-solving skills to the business needs of emerging growth companies. Mr. Breen brings experience in corporate acquisitions and divestitures, operations management, evaluating accounting issues and providing external reporting assistance. Mr. Breen is practiced at helping companies achieve their financial, liquidity and growth objectives. Mr. Breen holds a BS in Accounting, and a CPA license.

David Grasch, Chief Executive Officer and Director

Mr. Grasch was appointed chief executive officer and director of our company on June 15, 2006. Mr. Grasch has over twenty years of Fortune 50 experience in the consumer products, financial services, strategic consulting and telecommunications industries. Specifically, Mr. Grasch brings Strategic, Financial and Managerial leadership to the Board of Directors. Over his career, Mr. Grasch has developed a strategic viewpoint, capable of seeing and communicating the “Big Picture” to customers, employees and shareholders. Mr. Grasch offers extensive experience in Sales, Operations Management and Business Development. Mr. Grasch earned his Masters of Business Administration from the Johnson Graduate School of Management (JGSM) at Cornell University and his Bachelor of Science – Mathematics from Indiana University.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

Our board of directors held no formal meetings during the fiscal year ended June 30, 2006. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the by-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

During the fiscal year ended June 30, 2006, our only standing committee of the board of directors was our audit committee. We currently do not have nominating or compensation committees or committees performing similar functions. Our Board does not believe that it is necessary to have a nominating committee because it believes that the functions of a nominating committee can be adequately performed by our board of directors, consisting of Robert A. Morrison IV, Thomas Breen and David Grasch at present. In its capacity as a nominating committee, our Board has determined that it does not have any members that qualify as “independent” as the term is used in Item 7(d)(2)(ii)(D) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. We believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. We do not have a nominating committee charter. We do not currently have any specific or minimum criteria for nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. The entire board assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

Audit Committee

At the present time, our audit committee is comprised of Robert A. Morrison IV, Thomas Breen and David Grasch.

During fiscal year ended June 30, 2006, there were no meetings held by our audit committee. The business of our audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

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

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any significant revenues to date.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that Form 5 was not required for those persons, we believe that, during the fiscal year ended June 30, 2006, all filing requirements applicable to our owners as well as our officers and directors.

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

Our Code of Business Conduct and Ethics is incorporated by reference from our Annual Report on Form 10-KSB filed on September 28, 2005. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: id-Confirm, Inc., 1800 Boulder Street, Suite 400, Denver, Colorado, 80211-6400.

Item 10. Executive Compensation.

The following table summarizes the compensation of key executives for the period from inception (October 28, 2004) to June 30, 2006. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation

Thomas Breen President, Chief Operating Officer, Interim Chief Financial Officer and Director(2)	2006 2005 2004	$5,000 N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
David Grasch Chief Executive Officer and Director(3)	2006 2005 2004	$N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Robert A. Morrison IV Chief Technical Officer and Director(4)	2006 2005 2004	$78,900 $72,000 $9,000	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Ronald N. Baird Former Chairman of the Board and Director(5)	2006 2005 2004	$12,000 $72,000 $9,000	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Bonnie McNamara Former Chief Financial Officer(6)	2006 2005 2004	$85,366 N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1)            The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)            Thomas Breen was appointed president, chief operating officer, interim chief financial officer and director on June 15, 2006.

(3)	David Grasch was appointed chief executive officer and director on June 15, 2006.

(4)            Robert A. Morrison IV became our president and chief executive officer on September 12, 2005 and secretary, chief financial officer and a director on November 16, 2004. Mr. Morrison resigned as our chief financial officer on July 22, 2005 and as president, chief executive officer and secretary on June 15, 2006.

(5)            Robert N. Baird became our chairman of the board on September 12, 2005 and a director on November 16, 2004. Mr. Baird was our president and chief executive officer from November 16, 2004 to September 12, 2005. Mr. Baird resigned as a director and chairman on June 15, 2006.

(6)            Bonnie McNamara was appointed our chief financial officer on July 22, 2005. Ms. McNamara resigned as chief financial officer on June 13, 2006.

Stock Options and Stock Appreciation Rights

During the period from inception (October 28, 2004) to June 30, 2006, we did not grant any stock options to our executive officers.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director’s fees or other cash compensation for services rendered as a director in the year ended June 30, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have no employment contracts with any of our directors or officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of September 13, 2006,

- by each person who is known by us to beneficially own more than 5% of our shares of common stock;

- by each of our officers and directors; and

- by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Robert A. Morrison IV 2045 S. Pinewood Road Sedalia, CO 80135	common stock	7,651,800	12.40%
Thomas Breen 1800 Boulder Street, Suite 400 Denver, CO 80211	common stock	Nil	0%
David Grasch 6092 Blue Terrace Circle Castle Rock, CO 80108	common stock	3,280,000	5.31%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Ronald Nelson Baird 2210 Pine Wood Road Sedalia, CO 80135	common stock	5,301,000	8.59%
S&G Holdings 5198 S. Memphis Court Centennial, CO 80015	common stock	4,435,600	7.19%
All Officers and Directors As a Group (3 persons)	common stock	10,931,800	17.71%

(1)           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 13, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 61,718,542 shares of common stock outstanding on September 13, 2006.

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

The promoters of our company are our directors and officers.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Purchase Agreement dated September 1, 2003 among FCC, Kim Yvonne Allan and John Andrew Allan (incorporated by reference from our Registration Statement on Form 10-SB filed on December 2, 2003).
2.2	Share Exchange Agreement dated November 12, 2004 among FCC and the stockholders of id-Confirm, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 17, 2004).
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on December 2, 2003).

3.2	By-laws (incorporated by reference from our Registration Statement on Form 10-SB filed on December 2, 2003).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2005).
3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on October 10, 2006).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10-KSB filed on September 28, 2005).
(10)	Material Contracts
10.1	Letter of Intent dated November 23, 2004 between id-Confirm Inc. and Aeros Aviation, LLC (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2004).
10.2	Letter of Intent dated effective February 18, 2005 between id-Confirm Inc. and Aeros Aviation, LLC (incorporated by reference from our Current Report on Form 8-K filed on February 28, 2005).
10.3	Letter of Intent dated effective April 1, 2005 between id-Confirm Inc. and Inner Circle Logistics, Inc. (incorporated by reference from our Current Report on Form 8-K filed on April 7, 2005).
10.4	Memorandum of Understanding dated April 9, 2005 between id-Confirm Inc. and Aeros Aviation, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2005).
10.5	Distribution Agreement dated August 31, 2005 between id-Confirm, Inc. and BBD Best Brands Distribution Ltd. (incorporated by reference from our Current Report on Form 8-K filed on October 6, 2005)
10.6

Form of Securities Purchase Agreement entered into with the following subscribers in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

	JMG Triton Offshore Fund Ltd.	JMG Capital Partners LP
	Crescent (International) Ltd.	Omicron Master Trust
	Platinum Long Term Growth II, LLC	Iroquois Master Fund Ltd.
	Double U Master Fund, LP	Monarch Capital Fund Ltd.
	CMS Capital	Alpha Capital AG
	Nite Capital LP	Bristol Investment Fund, Ltd.
	Whalehaven Capital	Tayside Trading Ltd.
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
10.10

Form of Securities Agreement entered into with the following subscribers in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

	JMG Triton Offshore Fund Ltd.		JMG Capital Partners LP
	Crescent (International) Ltd.		Omicron Master Trust
	Platinum Long Term Growth II, LLC		Iroquois Master Fund Ltd.
	Double U Master Fund, LP		Monarch Capital Fund Ltd.
	CMS Capital		Alpha Capital AG
	Nite Capital LP		Bristol Investment Fund, Ltd.
	Whalehaven Capital		Tayside Trading Ltd.
10.11

Form of Subsidiary Guarantee entered into with the following subscribers in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

	JMG Triton Offshore Fund Ltd.		JMG Capital Partners LP
	Crescent (International) Ltd.		Omicron Master Trust
	Platinum Long Term Growth II, LLC		Iroquois Master Fund Ltd.
	Double U Master Fund, LP		Monarch Capital Fund Ltd.
	CMS Capital		Alpha Capital AG
	Nite Capital LP		Bristol Investment Fund, Ltd.
	Whalehaven Capital		Tayside Trading Ltd.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

During our 2006 fiscal year, our independent registered public accounting firm, Gordon, Hughes & Banks, LLP billed us aggregate fees in the amount of approximately $40,000. These amounts were billed for professional services that Gordon, Hughes & Banks, LLP provided during our fiscal 2006 for the audit of our annual financial statements, review of the financial statements included in our reports on form 10-QSB, review of our registration statements and other services typically provided by an accountant in connection with statutory and regulatory filings on engagements for the fiscal year.

From inception to June 30, 2005, our former accountant, Moore, Stephens, Ellis, Foster, LTD., billed us aggregate fees in the amount of approximately $7,000. These fees relate to services rendered for the audit of our annual financial statements and review of the financial statements included in our reports on 10-QSB.

Audit Related Fees

For the fiscal year ended June 30, 2006 and from inception to June 30, 2005, the aggregate fees billed for audit and related services by Gordon, Hughes & Banks, LLP which are not reported under the caption “Audit Fees” above, was $-0- and $-0- respectively.

Tax Fees

For the fiscal years ended June 30, 2006 and from inception to June 30, 2005, we did not utilize Gordon, Hughes & Banks, LLP for other non-audit professional services or preparation of corporate tax returns.

We do not use Gordon, Hughes & Banks, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Gordon, Hughes & Banks, LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Gordon, Hughes & Banks, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Mintz & Partners LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Mintz & Partners LLP's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

id-CONFIRM, INC.

By:	/s/ Thomas Breen

Thomas Breen

President, Chief Operating Officer,

Interim Chief Financial Officer and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: October 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Breen
Thomas Breen	President, Chief Operating Officer, Interim Chief Financial Officer and Director	October 12, 2006

/s/ Robert A. Morrison, IV
Robert A. Morrison, IV	Chief Technical Officer and Director	October 12, 2006

/s/ David Grasch
David Grasch	Chief Executive Officer and Director	October 12, 2006