Form 10QSB
period 2006-09-30
ID-CONFIRM, INC.
filed 2006-11-14
CIK 1111696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

61,718,502 common shares issued and outstanding as of October 26, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

	TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     id-Confirm, Inc. (A development stage company) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2006

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2006 and June 30, 2006	4

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and 2005, and from October 28, 2004 (inception) through September 30, 2006	5

Condensed Consolidated Statement of Stockholders’ Equity from October 28, 2004 (inception) through September 30, 2006
6
Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2006 and 2005, and from October 28, 2004 (inception) through September 30, 2006
7
Notes to Condensed Consolidated Financial Statements as of September 30, 2006	8

id-Confirm, Inc.
(a development stage company)
	September 30, 2006	June 30, 2006
Condensed Consolidated Balance Sheets

ASSETS
Current Assets

Cash and cash equivalents	$ 1,549,314	$ 1,841,001
Inventory	335,962	340,409
Other current assets	11,060	-

Total current assets	1,896,336	2,181,410

Furniture, fixtures and equipment, net of accumulated depreciation of
$27,410 and $20,449, respectively	115,094	115,348
Debt issuance costs, net of accumulated amortization of $167,817 and
$117,472, respectively	151,035	201,380

Other assets	2,000	2,166

Total Assets	$ 2,164,465	$ 2,500,304

LIABILITIES
Current Liabilities

Accounts payable and accrued liabilities	$ 34,225	$ 35,204

Convertible senior secured debentures, net of discounts	594,641	370,500

Total current liabilities	628,866	405,704

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, no
shares issued and outstanding	-	-

Common Stock, $0.0001 par value, 200,000,000 shares authorized,
61,718,502 and 55,968,467 shares issued and outstanding, respectively	6,172	5,597

Additional paid in capital	5,261,343	4,830,414

(Deficit) accumulated during development stage	(3,731,916)	(2,741,411)

Total Stockholders' Equity	1,535,599	2,094,600

Total Liabilities and Stockholders' Equity	$ 2,164,465	$ 2,500,304

The accompanying notes are an integral part of these condensed consolidated financial statements

id-Confirm, Inc.			For the Period from October 28, 2004 (inception) to September 30, 2006
(a development stage company)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005

Condensed Consolidated Statements of Operations

Net revenues	$6,366	$3,906	$57,098

Cost of goods sold	5,742	1,540	38,358

Gross profit	624	2,366	18,740

Operating Expenses:

Research and development	7,599	-	463,348

Selling, general and administrative	295,590	297,740	2,016,199

Stock based compensation	22,666	138,824	1,349,958

Total operating expenses	325,855	436,564	3,829,505

Income (Loss) from Operations	(325,231)	(434,198)	(3,810,765)

Other Income (Expense)

Interest income	18,049	5,011	86,233

Interest expense	(683,323)	-	(2,120,251)

Warrant valuation income (loss)	-	-	2,112,867

Total Other Income (Expense)	(665,274)	5,011	78,849

(Loss) before income tax	(990,505)	(429,187)	(3,731,916)

Income tax	-	-	-

Net loss	$(990,505)	$(429,187)	$(3,731,916)

Net Loss Per Share-basic and diluted	$(0.02)	$(0.01)	$(0.07)

Weighted Average Number of Common Shares

Outstanding, basic and diluted	58,039,395	51,000,000	51,974,192

The accompanying notes are an integral part of these condensed consolidated financial statements id-Confirm, Inc.
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity				(Deficit) accumulated during development stage
Period from October 28, 2004 (inception) to September 30, 2006					Total Stockholders' Equity (deficit)
			Additional Paid-in Capital
	Common Stock
	Shares	Amount

Inception, October 28, 2004	49,200,000	$4,920	$83,417	$-	$88,337

Common shares and warrants issued for cash	1,000,000	100	899,900	-	900,000

Exercise of stock purchase warrants	800,000	80	999,920	-	1,000,000

Stock based compensation	-	-	864,133	-	864,133

Net (loss) for the period ended June 30, 2005	-	-	-	(1,603,255)	(1,603,255)

BALANCES as of June 30, 2005	51,000,000	5,100	2,847,370	(1,603,255)	1,249,215

Fair value of detachable warrants issued in
conjunction with the convertible debentures	-	-	965,213	-	965,213

Fair value of common stock warrants issued to
convertible debenture placement agent	-	-	204,834	-	204,834

Stock based compensation	-	-	260,659	-	260,659

Common stock issued in payment of principal and
interest on convertible debentures	2,718,467	272	350,063	-	350,335

Fair value of stock issued for services	2,250,000	225	202,275	-	202,500

Net (loss) for the year ended June 30, 2006	-	-	-	(1,138,156)	(1,138,156)

BALANCES as of June 30, 2006	55,968,467	5,597	4,830,414	(2,741,411)	2,094,600

Common stock issued in payment of principal and
interest on convertible debentures	5,750,035	575	408,263	-	408,838

Stock based compensation	-	-	22,666	-	22,666

Net (loss) for the three months ended September 30, 2006	-	-	-	(990,505)	(990,505)

BALANCES as of September 30, 2006	61,718,502	$6,172	$5,261,343	$(3,731,916)	$1,535,599

The accompanying notes are an integral part of these condensed consolidated financial statements

id-Confirm, Inc.	For the three Months ended September 30, 2006	For the three Months ended September 30, 2005	For the Period from October 28, 2004 (inception) to September 30, 2006
(a development stage company)

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:

Net (loss)	$(990,505)	$(429,187)	$(3,731,916)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	6,960	2,816	27,410
Stock-based compensation	22,666	138,824	1,349,958
Amortization of debt issuance costs	50,345	-	167,815
Amortization of debt discount	468,150	-	1,436,760
Amortization of original issue discount	92,121	-	312,384
Stock issued to debenture holders for interest expense	72,708	-	93,254
Fair value of warrants issued for services	-	-	204,834
Warrant valuation (income)	-	-	(2,112,867)
Changes in other current assets and liabilities:
Inventory	4,447	(441,400)	(335,962)
Other current assets	(11,060)	(1,910)	(11,060)
Other assets	166	-	(2,000)
Accounts payable	(979)	(16,142)	31,451
Net cash (used in) operating activities	(284,981)	(746,999)	(2,569,939)
Cash flow from investing activities
Purchase of equipment	(6,706)	(9,171)	(142,504)

Net cash (used in) investing activities	(6,706)	(9,171)	(142,504)
Cash flow from financing activities
Proceeds from sale of common stock	-	-	1,901,000
Proceeds from sale of convertible debentures	-	-	3,078,080
Repayment of convertible debentures	-	-	(488,584)
Debt issuance costs	-	-	(318,850)

Net cash provided by financing activities	-	-	4,171,646

Increase (decrease) in cash and cash equivalents	(291,687)	(756,170)	1,459,203

Cash and cash equivalents, beginning of period	1,841,001	1,246,242	90,111

Cash and cash equivalents, end of period	$1,549,314	$490,072	$1,549,314

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$24,429
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing
and financing activities:

Payment of debentures in common stock	$336,130	$-	$665,919
Warrant discount recorded upon issuance of debentures	$-	$-	$3,078,080

The accompanying notes are an integral part of these condensed consolidated financial statements

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

As of September 30, 2006, the Company had minimal revenue and is in the development stage of designing and marketing biometric identity recognition and verification technology and related products. Principal activities to date have consisted of organizing the Company, developing a business plan, assembling a management team and network of professional consultants and professionals, preliminary product design and capital formation.

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

(b) Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company is in the development stage, is wholly reliant on its ability to raise additional capital for future financing needs and has had minimal revenues, saleable product, service or other business operations through September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address this uncertainty include completion of product design, develop a sales force and initiating revenue producing activities. In the first half of fiscal 2007, management continues to aggressively pursue alternative financing arrangements to assist in meeting these goals.

id-Confirm, Inc.
(A development stage company)

Notes to Condensed Consolidated Financial Statements

2. Significant Accounting Policies

(a) Basis of Presentation

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310 of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2006, the results of operations for the three months ended September 30, 2006 and 2005, and the period from inception (October 29, 2004) to September 30,2006, and the cash flows for the three months ended September 30, 2006 and 2005, and the period from inception (October 29, 2004) to September 30,2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of June 30, 2006 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, id-Confirm, Inc. (Colorado). All inter-company balances and transactions have been eliminated.

(c) Accounting Estimates

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

(d) Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based compensation recommended by SFAS No. 123R, Stock Based Compensation.

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

id-Confirm, Inc.
(A development stage company)

Notes to Condensed Consolidated Financial Statements

2. Significant Accounting Policies (continued)

(e) Comprehensive Income

The Company had no items of comprehensive income for the three months ended September 30, 2006, or for the period from October 28, 2004 (inception) through September 30, 2006.

(f) Revenue Recognition

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

The excess of the fair market value of the shares issued over the redemption amount due was recorded as additional interest expense in the amount of $72,708, during the three months ended September 30, 2006 and $91,498 for the period from inception to September 30, 2006.

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

id-Confirm, Inc.
(A development stage company)

Notes to Condensed Consolidated Financial Statements

3. Convertible Debentures and Warrants (continued)

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

4. Related Party Transactions

During the three months ended September 30, 2006, the Company recorded revenue of $4,300 from a firm in which an officer and director of the Company, is a major shareholder. These sales were made on favorable terms to the entity.

The Company leases office space from an officer and major stockholder. Rental payments made under the operating lease for the three months ended September 30, 2006 and 2005 were $11,300 and $7,300 respectively.

5. Subsequent Events

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

In addition, on October 16, 2006, the Company filed a new registration statement to register additional shares underlying the debentures so that future debt payments could be made in shares of common stock as provided for in the debenture agreement

In October 2006, the Company reached agreements with a majority of the debenture holders on the terms of the restructuring and is finalizing the documentation with all parties.

In October 2006, the Company issued restricted stock grants to employees totalling 1,350,000 shares as sign-on bonuses for their employment.

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

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. To date, we have had $57,098 of revenues and we expect sales to grow in the next quarter. Despite our expectations, there are no assurances that revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve anticipated revenues or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

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

On October 5, 2005, we announced that we entered into a Distributorship Agreement with BBD Best Brands Distribution Ltd. effective August 31, 2005. This agreement sets forth terms and conditions for the delivery of our biometric security devices and accompanying software to BBD for distribution in the Black Sea Region. In the first year of the three-year agreement, we would deliver mobile biometric products, touchStar biometric time and attendance devices as well as USB biometric flash drives. The initial shipment would include 220 USB biometric flash drives (1GB) and 20 touchStar devices. The agreement sets forth terms that as sales occur additional product will be shipped from our Company to maintain a base inventory at BBD. To date there has been no further activity related to this contract.

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $1,500,000 during the nine-month period ending June 30, 2007 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, purchase plant and machinery, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Nine Month Period Ended June 30, 2007

Operating Expenses
Sales and Marketing	$370,000
Research and Development	176,000
General and Administrative	954,000
Total Operating Expenses	$1,500,000

At September 30, 2006, we had net working capital of $1,267,470. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the nine months, primarily through the private placement of our securities. Our Board of Directors is continuing to conduct an analysis of our business plan. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Sales and Marketing

We are promoting our products and accompanying software through multiple channels, namely through soliciting master distributors in the United States and foreign countries, through security consultants and through our own sales team. We plan to direct our marketing effort to target sales in U.S. homeland security, identity theft prevention and eliminating credit card fraud. We will demonstrate the feasibility of our products and software to our potential customers via pilot projects. For example, we participated in a pilot project in Bulgaria to test the feasibility of using systems such as we can produce in the fight against illegal border crossings and theft of merchandise being transported across various border/customs points. In a report released in September 2005 by the United States Agency for International Development (USAID)/Bureau for Europe and Eurasia, the Bulgarian project has been deemed successful. The report further stated that this kind of technology will be useful for companies and governments to realize efficiencies in their market delivery systems and their border/customs security. We also have on-going pilot projects in Mexico and Romania. Our company’s e-store is accessible on the website and ready for product sales via the internet. The secure purchase site is accessible from our company’s website address, www.id-confirm.com. Products like the one gigabyte USB biometric flash drive can be purchased on the e-store site. The customer is able to use any major credit card to purchase our products. As we develop additional biometric security devices, these will also be available through the e-store. We anticipate that we will expend approximately $370,000 during the nine-month period ending June 30, 2007 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Research and Development

As a development stage company with a unique multi-faceted technique for biometric authentication devices, of the current year budget has been spent on research and development. We spent a minimal amount for the quarter ended September 30, 2006 on research and development activities while we await results from several tests being conducted. From October 28, 2004 (inception) through September 30, 2006 we have spent over $460,000 on research and development activities. We expect that our annual research and development expenses will continue to increase as we complete work on products currently in development.

We anticipate expending approximately $176,000 during the nine-month period ending June 30, 2007 on research and development activities, which would include approximately $90,000 on salaries and $86,000 on related consultants and supplies to conduct these activities and the production of future prototypes. We intend to develop our own key components as part of our objective to reduce product cost.

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

Capital Expenditures

We intend to invest a minimal amount during the nine-month period ending June 30, 2007 in additional servers, computers and other equipment as we focus on gaining commercial traction for the existing products.

Employees

As of October 31, 2006, we employed 7 full-time people. We expect that we will add employees, mostly in the engineering and marketing areas which will cause a substantial increase in the amount of money spent on salaries.

General and Administrative Expenses

We expect to spend over $950,000 during the nine-month period ending June 30, 2007 on general and administrative expenses including legal and auditing fees, insurance, public relations, investor relations, salaries, rent, office supplies and other administrative related expenses.

Future Operations

We have generated $57,000 of gross sales revenues since the inception of our Company to September 30, 2006. Consequently, we have incurred losses of $990,505 for the three months ended September 30, 2006, and $3,731,916 from inception through September 30, 2006.

As noted above, management of our company projects that we may require approximately $300,000 to fund our ongoing operating expenses, and working capital requirements for the nine-month period ending June 30, 2007. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

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

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products and technology. To date, we have incurred significant expenses in product development and administration in order to ready our products and software for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $300,000 to carry out our business plan for the nine months ending June 30, 2007. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

  we incur unexpected costs in completing the development of our technology or encounter any unexpected technical or other difficulties;
  we incur delays and additional expenses as a result of technology failure;
  we are unable to create a substantial market for our services; or
  we incur any significant unanticipated expenses.

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

Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

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

In addition, on October 16, 2006, the Company filed a new registration statement to register additional shares underlying the debentures so that future debt payments could be made in shares of common stock as provided for in the debenture agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of the shareholders of id-Confirm, Inc. was held at #1800 Boulder Street, Suite 400, Denver, CO 80211-6400, on Friday, October 6, 2006, at 10:00 a.m. local time, for the purposes of approving:

(a)	an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 shares to 200,000,000 shares, par value of $0.0001 per share; and

(b)	an amendment to our Articles of Incorporation for the alteration of our authorized share capital to authorize the issuance of up to 100,000,000 shares of preferred stock, par value of $0.0001 per share (the "Preferred Shares"), for which the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Shares;

(collectively, the “Amendments”)

The record date for the special meeting was August 21, 2006. Both amendments were approved by a majority of the shares voted.

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

Item 5. Other Information.

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

10.11 Form of Subsidiary Guarantee entered into with the following subscribers in connection with the private placement of convertible debentures on November 14 and November 22, 2005 (incorporated by reference from our Current Report on Form 8-K filed on October 27, 2005):

JMG Triton Offshore Fund Ltd.	JMG Capital Partners LP
Crescent (International) Ltd.`	Omicron Master Trust
Platinum Long Term Growth II, LLC	Iroquois Master Fund Ltd.
Double U Master Fund, LP	Monarch Capital Fund Ltd.
CMS Capital	Alpha Capital AG
Nite Capital LP	Bristol Investment Fund, Ltd.
Whalehaven Capital	Tayside Trading Ltd.

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

id-CONFIRM, INC.

By: /s/ Thomas A. Breen
Thomas A. Breen

President, Secretary, Principal Financial Officer and Director
(Principal Executive Officer)

Date: November 9, 2006