Form 10QSB/A
period 2005-12-31
ID-CONFIRM, INC.
filed 2006-11-29
CIK 1111696

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

63,068,542 common shares issued and outstanding as of November 1, 2006

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

As of December 31, 2005

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheet as of December 31, 2005 (restated)	4

Condensed Consolidated Statements of Operations

for the Three and Six Months Ended December 31, 2005 (restated),

the period from October 28, 2004 (inception) through December 31, 2004,

and from October 28, 2004 (inception) through December 31, 2005 (restated)	5

Condensed Consolidated Statement of Stockholders’ Equity

for the Six Months Ended December 31, 2005 (restated)	6

Condensed Consolidated Statements of Cash Flows

for the Six Months Ended December 31, 2005 (restated),

the period from October 28, 2004 (inception) through December 31, 2004,

and from October 28, 2004 (inception) through December 31, 2005 (restated)	7
Notes to Condensed Consolidated Financial Statements as of December 31, 2005	8

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Balance Sheet December 31, 2005 (Restated)
ASSETS
Cash and cash equivalents	$2,962,341
Accounts receivable	1,140
Inventory	441,148
Total current assets	3,404,629
Furniture, fixtures and equipment, net of accumulated depreciation of $9,119	49,945
Other assets
Deposits	2,000
Debt issuance costs, net of accumulated amortization of $19,928	298,923
Total other assets	300,923
Total Assets	$3,755,497
LIABILITIES
Accounts payable and accrued liabilities	$12,584
Total current liabilities	12,584
Debenture payable, net of $3,448,010 discount	2,066,442
Total liabilities	2,066,442
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized,
51,000,000 shares issued and outstanding	5,100
Additional paid-in capital	3,329,852
(Deficit) accumulated during the development stage	(1,658,481)
Total stockholders’ equity	1,676,471
Total Liabilities and Stockholders’ Equity	$3,755,497
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statements of Operations
	Three Months Ended December 31, 2005	October 28, 2004 (Inception) Through December 31, 2004	Six Months Ended December 31, 2005	October 28, 2004 (Inception) Through December 31, 2005
	(Restated)		(Restated)	(Restated)
Gross revenues	$739	$-	$4,645	$4,645
Cost of revenues	351	-	(2,324)	(2,324)
Gross profit	388	-	2,321	2,321

Research and Development	88,841	62,488	116,641	297,535
Selling, general and administrative	199,243	-	467,688	1,028,710
Stock based compensation	138,824	-	277,648	1,141,781
Total operating expense	426,908	62,488	861,977	2,468,026

Income (loss) from operations	(426,520)	(62,488)	(859,656)	(2,465,705)

Interest income	12,543	-	17,554	20,348
Interest (expense)	(441,133)	-	(441,133)	(374,314)
Warrant valuation income (loss)	1,228,009	-	1,228,009	1,228,009
Income (loss) before income taxes	372,899	(62,488)	(55,226)	(1,591,662)
Income taxes	-	-	-	-
Net income (loss)	$372,899	$(62,488)	$(55,226)	$(1,591,662)
Loss per share – basic and diluted	$0.007	$(0.000)	$(0.001)
Weighted average number of common shares outstanding	51,000,000	41,704,615	51,000,000
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statement of Stockholders’ Equity Six Months Ended December 31, 2005 (Restated)
				(Deficit)
				accumulated
			Additional	during	Total
	Common stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity
Balance, June 30, 2005	51,000,000	$5,100	$2,847,370	$(1,603,255)	$1,249,215
Stock-based compensation	-	-	277,648	-	277,648
Issuance of warrants for underwriting services associated with convertible debentures	-	-	204,834	-	204,834
Net income (loss) for the period	-	-	-	(55,226)	(55,226)
Balance, December 31, 2005	51,000,000	$5,100	$3,329,852	$(1,658,481)	$1,676,471
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statements of Cash Flows
	Six Months Ended December 31, 2005	October 28, 2004 (Inception) Through December 31, 2004	October 28, 2004 (Inception) Through December 31, 2005
	(Restated)		(Restated)
Cash flows from operating activities
Net (loss)	$(55,226)	$(62,488)	$(1,658,481)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operations:
Depreciation	5,639	2,988	9,119
Stock-based compensation	277,648	-	1,141,781
Amortization of discount on debentures	192,833	-	192,833
Amortization of original issue discount	43,466		43,466
Issuance of warrants for underwriting services	204,834	-	204,834
Warrant valuation (income)	(1,228,009)		(1,228,009)
Changes in other assets and liabilities:
Accounts receivable	(1,140)	-	(1,140)
Inventory	(441,148)	-	(441,148)
Deposits	1,100	(1,000)	(2,000)
Accounts payable and accrued liabilities	(33,192)	4,486	9,810
Net cash (used in) operating activities	(1,033,195)	(56,014)	(1,728,935)
Cash flows from investing activities
Purchase of equipment	(9,935)	(59,750)	(59,064)
Net cash (used in) investing activities	(9,935)	(59,750)	(59,064)
Cash flows from financing activities
Net proceeds from issuance of debentures	2,759,229	-	2,759,229
Proceeds from sale of common stock	-	301,000	1,901,000
Net cash provided by financing activities	2,759,229	301,000	4,660,229
Increase (decrease) in cash and cash equivalents	1,716,099	185,236	2,872,230
Cash and cash equivalents, beginning of period	1,246,242	90,111	90,111
Cash and cash equivalents, end of period	$2,962,341	$275,347	$2,962,341

Supplemental disclosure of non-cash investing and financing activities:
Debt issuance costs	$318,851	$-	$318,851
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements
1. Restatement

In the fourth quarter of fiscal 2006, management determined that the Company had misapplied SFAS 133 "Accounting for Derivative Instruments and Hedging Activities” and related interpretations, in the Company’s financial statements filed on Form 10-QSB for the periods ending December 31, 2005 and March 31, 2006.

The adjustments related to the recording and valuation of the warrant liability in connection with the short term and long term warrants associated with the convertible debentures (see note 3). These adjustments resulted in warrant valuation income of $1,228,008 for the three and six month periods ended December 31, 2005. The effect of the adjustment on the quarterly financial statements is as follows (unaudited):

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Previously reported Net income (loss) attributed to common shareholders stockholders: Previously reported	$(788,289)	$(1,217,476)
Adjustment –warrant valuation income	1,228,008	1,228,008
Adjustment—interest expense due to debentures	(66,821)	(66,821)
Adjustment—other expenses	-	(1,062)
Restated	$372,899	$(55,226)
Net income (loss) per share, basic and diluted:
Previously reported	$(0.015)	$(0.024)
Adjustment	0.022	0.023
Restated	$0.007	$(0.001)

2. Nature of Business

id-Confirm, Inc. (the “Company”) was incorporated in the state of Colorado on October 28, 2004. The Company designs and markets biometric identity authentication and verification devices, the associated technology (software and hardware) and related ancillary products. As of December 31, 2005, the Company was in the development stage.

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

4. Inventory

Inventory is carried at the lower of average cost or market and is comprised of 1GB biometrically enhanced flash drives and biometric access control time and attendance devices. These items are available for sale on the Company’s website.

5. Stockholders’ Equity

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

6. Convertible Debentures

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

In conjunction with this $4,000,000 private placement, the Company issued 6,179,395 Long Term (LT) Warrants and 6,179,395 Short Term (ST) Warrants. The warrants were valued at $2,813,348 in accordance with EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. This amount is recorded as a discount to the convertible debentures and an addition to additional paid-in capital in the accompanying balance id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements

6. Convertible Debentures (continued)

sheet. This discount will be amortized to interest expense over the term of the convertible debentures using the interest method. The LT warrants are convertible at a price of $0.65 per share and the ST warrants are convertible at a price of $.60 per share. The relative value of the warrants was calculated using the Black Scholes Model. The value of these warrants was determined utilizing a historic volatility factor of 98.89%, a risk-free interest rate of 3.0% and an expected life for the warrants of 5.5 years (LT) and 5 years (ST).

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

The balance of the convertible debentures, net of discounts, as of December 31, 2005 is as follows:

Face amount of debentures	$3,664,381
Original issue discount	(586,301)
Discount related to valuation of warrants issued	(3,078,079)
Amortization of debt discounts	216,370
Warrant liability	1,850,071
$2,066,442

The debenture agreement provides the debenture holders certain underlying stock registration rights within 180 days of issuance and default penalty provisions equal to 30% of the original gross proceeds received.

7. Related Party Transactions

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

id-CONFIRM, INC.

By:/s/ Thomas A. Breen

Thomas A. Breen

President and Principal Financial Officer and Principal Accounting Officer

Date: November 28, 2006