Form 10QSB/A
period 2006-03-31
ID-CONFIRM, INC.
filed 2007-02-15
CIK 1111696

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

63,068,542 common shares issued and outstanding as of January 2, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

	Page
Item 1.	Financial Statements	.3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6. Exhibits		20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

id-Confirm, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheet as of March 31, 2006 (restated), and June 30, 2005	4

Condensed Consolidated Statements of Operations

for the Three Months Ended March 31, 2006 (restated) and 2005, Nine Months Ended March 31, 2006 (restated), from October 28, 2004 (inception) through March 31, 2005,and from October 28, 2004 (inception) through March 31, 2006 (restated)	5

Condensed Consolidated Statement of Stockholders’ Equity

from October 28, 2004 (inception) through March 31, 2006 (restated)	6

Condensed Consolidated Statements of Cash Flows

for the Nine Months Ended March 31, 2006 (restated) , from October 28, 2004 (inception) through March 31, 2005,

and from October 28, 2004 (inception) through March 31, 2006 (restated)	7
Notes to Condensed Consolidated Financial Statements as of March 31, 2006	8

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Balance Sheets	March 31, 2006	June 30, 2005
	(Restated)
ASSETS
Cash and cash equivalents	$2,631,747	$1,246,242
Accounts receivable	1,350	-
Product inventory	369,994	-
Total current assets	3,003,091	1,246,242
Furniture, fixtures and equipment, net of accumulated depreciation of $11,942 and $3,480 respectively	97,832	45,649
Other assets
Deposits	2,066	3,100
Debt issuance costs, net of accumulated amortization of $59,785 at March 31, 2006	259,066	-
Total other assets	261,132	3,100
Total Assets	$3,362,055	$1,294,991
LIABILITIES
Accounts payable and accrued liabilities	$77,921	$45,776
Total current liabilities	77,921	45,776
Debenture payable, net of $2,984,731 discount at March 31, 2006	679,650	-
Total liabilities	757,571	45,776
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized,
51,000,000 shares issued and outstanding	5,100	5,100
Additional paid-in capital	4,429,490	2,847,370
(Deficit) accumulated during the development stage	(1,830,106)	(1,603,255)
Total stockholders’ equity	2,604,484	1,249,215
Total Liabilities and Stockholders’ Equity	$3,362,055	$1,294,991
See accompanying condensed consolidated notes.

id-Confirm, Inc.

( a development stage company)

Condensed Consolidated Statements of Operations

	Three Months Ended March, 31, 2006	Three Months Ended March, 31, 2005	Nine Months Ended March 31, 2006	October 28,2004 (inception) through March 31, 2005	October 28,2004 (inception) through March 31, 2006
	(Restated)		(Restated)		(Restated)
Gross revenues	$1,846	$-	$6,491	$-	$6,491
Cost of goods	(706)	-	(3,031)	-	(3,031)
Gross profit	1,140	-	3,460	-	3,460
Selling, general and administrative	446,417	990,197	1,030,746	1,052,685	1,772,662
Stock based compensation	134,424	-	412,072	-	1,276,205
(Loss) from operations	(579,701)	(990,197)	(1,439,358)	(1,052,685)	(3,045,407)
Interest income	26,355	5	43,909	5	46,703
Interest (expense)	(503,136)	-	(944,269)	-	(944,269)
Warrant valuation income (loss)	884,858	-	2,112,867	-	2,112,867
(Loss) before income taxes	(171,624)	(990,192)	(226,851)	(1,052,680)	(1,830,106)
Income taxes	-	-	-	-	-
Net (loss)	$(171,624)	$(990,192)	$(226,851)	$(1,052,680)	$(1,830,106)
Loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)	$(0.04)
Weighted average number of common shares outstanding	51,000,000	50,088,889	51,000,000	46,572,903	50,531,154

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statement of Stockholders’ Equity from October 28, 2004 (inception) to March 31, 2006 (Restated)

				(Deficit)
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders’
	Shares	Amount	capital	stage	equity
				(Restated)	(Restated)
Inception, October 28, 2004	49,200,000	$4,920	$83,417	$-	$88,337
Common shares issued and exercise of stock purchase warrants	1,000,000	100	899,900	-	900,000
Exercise of stock purchase warrants	800,000	80	999,920	-	1,000,000
Stock-based compensation	-	-	864,133	-	864,133
Net (loss)	-	-	-	(1,603,255)	(1,603,255)
Balances June 30, 2005	51,000,000	5,100	2,847,370	(1,603,255)	1,249,215
Issuance of warrants to holders of convertible debentures	-	-	965,214	-	965,214
Stock-based compensation	-	-	412,072	-	412,072
Issuance of warrants for underwriting services associated with convertible debentures	-	-	204,834	-	204,834
Net (loss) (Restated)	-	-	-	(226,851)	(226,851)
Balances March 31, 2006	51,000,000	$5,100	$4,429,490	$(1,830,106)	$2,604,484
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31, 2006	October 28,2004 (inception) through March 31, 2005	October 28, 2004 (inception) through March 31, 2006
	(Restated)		(Restated)
Cash flows from operating activities
Net (loss)	$(226,851)	$ (1,052,680)	$(1,830,106)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operations:
Depreciation and amortization	8,462	9,597	11,942
Stock-based compensation	412,072	725,309	1,276,205
Amortization of debt issuance costs	59,786	-	59,786
Amortization of discount on debentures	549,003	-	549,003
Amortization of original issue discount	130,647		130,647
Issuance of warrants for underwriting services	204,834	-	204,834
Warrant valuation (income)	(2,112,867)		(2,112,867)
Changes in other assets and liabilities:
Accounts receivable	(1,350)	-	(1,350)
Product inventory	(369,994)	-	(369,994)
Deposits	1,100	(2,100)	(2,000)
Prepaid expenses	(66)	-	(66)
Accounts payable and accrued liabilities	32,145	2,545	75,147
Net cash (used in) operating activities	(1,313,079)	(317,329)	(2,008,819)
Cash flows from investing activities
Purchase of equipment	(60,645)	(127,028)	(109,774)
Net cash from (used in) investing activities	(60,645)	(127,028)	(109,774)
Cash flows from financing activities
Net proceeds from issuance of debentures	2,759,229	-	2,759,229
Proceeds from sale of common stock	-	901,000	1,901,000
Net cash provided by financing activities	2,759,229	901,000	4,660,229
Increase (decrease) in cash and cash equivalents	1,385,505	456,643	2,541,636
Cash and cash equivalents, beginning of period	1,246,242	90,111	90,111
Cash and cash equivalents, end of period	$2,631,747	$ 636,865	$2,631,747
`
Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$-	$ -	$-
Debt issuance costs, netted with proceeds	$318,851	$ -	$318,851
See accompanying condensed consolidated notes.

id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements March 31, 2006

1. Restatement

In the fourth quarter of fiscal 2006, management determined that the Company had misapplied SFAS 133 "Accounting for Derivative Instruments and Hedging Activities” and related interpretations, in the Company’s financial statements filed on Form 10-QSB for the periods ending December 31, 2005 and March 31, 2006.

The adjustments related to the recording and valuation of the warrant liability in connection with the short term and long term warrants associated with the convertible debentures (see note 3). These adjustments resulted in warrant valuation income of $884,858 and $2,112,867 for the three and nine month periods ended March 31, 2006. The effect of the adjustment on the quarterly financial statements is as follows (unaudited):

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Previously reported net income (loss)	$(906,823)	$(2,124,299)
Adjustment –warrant valuation income	884,858	2,112,867
Adjustment—interest expense due to debentures	(149,659)	(215,419)
Restated net income (loss), as restated	$(171,624)	$(226,851)
Net income (loss) per share, basic and diluted:
Previously reported	$(0.02)	$(0.04)
Adjustment	0.02	0.04
Net income (loss) per share, basic and diluted, as restated.	$(0.00)	$(0.00)

id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements March 31, 2006

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

6. Convertible Debentures (continued)

$4,000,000, private placement, the Company issued 6,179,395 Long Term (LT) Warrants and 6,179,395 Short Term (ST) Warrants. The debentures are due, if not converted, by November 13, 2007. The LT warrants are convertible at a price of $0.65 per share and the ST warrants are convertible at a price of $.60 per share.

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

At March 15, 2006, the date of the effective date of the registration statement, in accordance with SFAS 133, the Company revalued the total 12,874,374 short term and long term warrants underlying the warrant liability and at that time the total value was $965,213 using the following Black-Scholes assumptions: common stock price of $0.21, 1 and 5 years expected terms, zero expected dividends, volatility of 102.7% and a discount rate of 3.00%.

The revaluation resulted in a decrease to the warrant liability of $4,180,881 from the initial recording in November 2005 ($5,146,094) and a corresponding credit to the change in fair value of warrant liability. Accordingly, the net change in the fair value of the warrant liability during fiscal 2006 resulted in other income of $2,112,867.

The Company also issued 244,293 LT warrants and 244,293 ST warrants to JPC Capital Partners, Inc. for underwriting fees associated with the issuance of the debentures. The fair market value of these warrants using the Black-Scholes pricing model with the factors indicated above.

The balance of the convertible debentures, net of discounts, as of March 31, 2006 is as follows:

Face amount of debentures	$3,664,381
Original issue discount	(586,301)
Valuation of warrants	(3,078,080)
Amortization of debt discounts	679,650
Net debenture payable	$679,650

7. Related Party Transactions

The Company has two 11.4% shareholders. One of the shareholders is an officer and board member of the Company. The other major shareholder is a business advisor and consultant to the Company. He is reimbursed expenses, and has received a monthly stipend of $4,000 for several months totalling $10,000 for his consulting services for the quarter ending December 31, 2005 and $8,000 for the quarter ending March 31, 2006.

The Company leases space at 1800 Boulder Street, Denver, Colorado, 80211 from R.A. Morrison, LLC, a company owned by an officer and board member. The Company has agreed to a five-year lease that commenced on November 15, 2004 and is 3,500 square feet at a cost of $3,900 per month. An affiliated company is located next to the Company, and has their own individual employees; there are times when the employees of each company assist with tasks for the other company because of the closeness in physical location. The affiliate does reimburse the Company for employee health insurance that is all billed under the umbrella of the Company insurance bill.

In the quarter ending March 31, 2006 computer equipment (servers and computer hardware) for $34,537 was purchased from a firm in which a Company officer and director is a minority shareholder. Also during this quarter leasehold improvements totalling $10,100 (air conditioning for the computer room and wiring for the computer room) were completed and the invoice was paid to R.A. Morrison LLC.

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

Plan of Operation And Cash Requirements

We anticipate that we will expend approximately $750,000 during the twelve-month period ending March 31, 2007 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit senior engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, ramp up our manufacturing capabilities, purchase plant and machinery, and for working capital. These expenditures are broken down as follows:

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

Employees

As of May 2, 2006, we employed 6 full-time people. The five consultants who have been utilized for their expertise in biometrics hardware/software and market distribution channels are compensated as independent contractors. We expect that we will add employees, mostly in the engineering and marketing areas which will cause a substantial increase in the amount of money spent on salaries. We intend to spend $325,000 for salaries during the twelve months ending March 31, 2007 with most of the increase being due to our engineering and marketing staff in tandem with our business programs.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending March 31, 2007 on general and administrative expenses including legal and auditing fees, insurance, public relations, salaries, rent, office equipment and other administrative related expenses.

Future Operations

We have generated $6,491 of gross sales revenues since the inception of our Company to March 31, 2006. Consequently, we have incurred accumulated losses of $171,624 for the three months ended March 31, 2006, $226,851 for the nine months ended March 31, 2006 and $1,830,106 from inception through March 31, 2006.

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

By: /s/ David A. Grasch

David A. Grasch

Chief Executive Officer

(Principal Executive Officer)

Date: February 14, 2007

By: /s/ Thomas A. Breen

Thomas A. Breen

President, Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: February 14, 2007