Form 10QSB
period 2006-12-31
ID-CONFIRM, INC.
filed 2007-02-20
CIK 1111696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from		to
Commission file number	0-50489

ID-CONFIRM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0222930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 Boulder Street, Suite 400, Denver, CO 80211-6400
(Address of principal executive offices)

303.458.5727
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

63,268,542 common shares issued and outstanding as of February 1, 2007

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

As of December 31, 2006

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006……………………………................................................................................................................................................	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2006
and 2005, and from October 28, 2004 (inception) through December 31,2006…………..…………………………..................................................................................................................................................	5

Condensed Consolidated Statement of Stockholders’ Equity from October 28, 2004 (inception)
through December 31, 2006 ……….………………………………………………………………………………….....................................................................................................................................................	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2006 and 2005,
and from October 28, 2004 (inception) through December 31, 2006…………………………………………………................................................................................................................................................	7

Notes to Condensed Consolidated Financial Statements as of December 31, 2006………………………………….............................................................................................................................................	8

id-Confirm, Inc.
(a development stage company)
	December 31,	June 30,
Condensed Consolidated Balance Sheets	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 1,293,520	$1,841,001
Inventory	113,541	340,409
Other current assets	10,101	-
Total current assets	1,417,162	2,181,410

Furniture, fixtures and equipment, net of accumulated depreciation of $34,535 and $20,449, respectively	107,969	115,348
Debt issuance costs, net of accumulated amortization of $218,162 and $117,472, respectively	100,690	201,380
Other assets	2,000	2,166

Total Assets	$ 1,627,821	$2,500,304

LIABILITIES
Current Liabilities
Accounts payable	$ 13,136	$35,204
Accrued liabilities	353,089	-
Convertible senior secured debentures, net of discounts	1,211,643	370,500

Total current liabilities	1,577,868	405,704
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, no
shares issued and outstanding	-	-
Common Stock, $0.0001 par value, 200,000,000 shares authorized,
63,068,502 and 55,968,467 shares issued and outstanding, respectively	6,307	5,597
Additional paid in capital	5,342,208	4,830,414
(Deficit) accumulated during development stage	(5,298,562)	(2,741,411)
Total Stockholders' Equity	49,953	2,094,600

Total Liabilities and Stockholders' Equity	$ 1,627,821	$2,500,304

The accompanying notes are an integral part of these condensed consolidated financial statements

id-Confirm, Inc.					For the
(a development stage company)					Period from
	For the three	For the three	For the six	For the six	October 28, 2004
	months ended	months ended	months ended	months ended	(inception) to
Condensed Consolidated Statements of	December 31,	December 31,	December 31,	December 31,	December 31,
Operations	2006	2005	2006	2005	2006
		(restated)		(restated)
Net revenues	$4,194	$739	$10,560	$4,645	$61,292

Cost of goods sold	2,263	351	8,005	2,324	40,621

Gross profit	1,931	388	2,555	2,321	20,671

Operating expenses:
Research and development	7,500	88,841	15,099	116,641	470,848
Selling, general and administrative	286,455	199,243	583,324	467,688	2,303,933
Inventory impairment	210,307	-	210,307	-	210,307
Stock based compensation	81,000	138,824	103,666	277,648	1,430,958
Total operating expenses	585,262	426,908	912,396	861,977	4,416,046

Income (loss) from operations	(583,331)	(426,520)	(909,841)	(859,656)	(4,395,375)

Other income (expense)
Interest income	15,045	12,543	33,154	17,554	101,338
Interest (expense)	(997,141)	(441,133)	(1,680,464)	(441,133)	(3,117,392)
Warrant valuation income (loss)	-	1,228,009	-	1,228,009	2,112,867
Total other income (expense)	(982,096)	799,419	(1,647,310)	804,430	(903,187)

Income (loss) before income tax	(1,565,427)	372,899	(2,557,151)	55,226	(5,298,562)

Income tax	-	-	-	-	-

Net income (loss)	$(1,565,427)	$372,899	$(2,557,151)	$55,226	$(5,298,562)

Net income loss per share-basic and
diluted	$(0.02)	$0.01	$(0.04)	$0.00	$(0.10)

Weighted average number of common
shares outstanding, basic and diluted	62,618,502	51,000,000	60,553,949	51,000,000	53,206,893

The accompanying notes are an integral part of these condensed consolidated financial statements id-Confirm, Inc.
(a development stage company)

Condensed Consolidated Statement of Stockholders’ Equity				(Deficit)
Period from October 28, 2004 (inception) to December 31, 2006				accumulated	Total
			Additional	during	Stockholders'
	Common Stock		Paid-in	development	Equity
	Shares	Amount	Capital	stage
Inception, October 28, 2004	49,200,000	$4,920	$83,417	$-	$88,337

Common shares and warrants issued for cash	1,000,000	100	899,900	-	900,000
Exercise of stock purchase warrants	800,000	80	999,920	-	1,000,000
Stock based compensation	-	-	864,133	-	864,133
Net (loss) for the period ended June 30, 2005	-	-	-	(1,603,255)	(1,603,255)

BALANCES as of June 30, 2005	51,000,000	5,100	2,847,370	(1,603,255)	1,249,215
Fair value of detachable warrants issued in
conjunction with the convertible debentures	-	-	965,213	-	965,213
Fair value of common stock warrants issued to
convertible debenture placement agent	-	-	204,834	-	204,834
Stock based compensation	-	-	260,659	-	260,659
Common stock issued in payment of principal and
interest on convertible debentures	2,718,467	272	350,063	-	350,335
Fair value of stock issued for services	2,250,000	225	202,275	-	202,500
Net (loss) for the year ended June 30, 2006	-	-	-	(1,138,156)	(1,138,156)

BALANCES as of June 30, 2006	55,968,467	5,597	4,830,414	(2,741,411)	2,094,600
Common stock issued in payment of principal and
interest on convertible debentures	5,750,035	575	408,263	-	408,838
Stock based compensation	1,350,000	135	103,531	-	103,666
Net (loss) for the six months ended
December 31, 2006	-	-	-	(2,557,151)	(2,557,151)

BALANCES as of December 31, 2006	63,068,502	$6,307	$5,342,208	$(5,298,562)	$49,953

The accompanying notes are an integral part of these condensed consolidated financial statements

id-Confirm, Inc.			For the
(a development stage company)			Period from
	For the six	For the six	October 28, 2004
	Months ended	Months ended	(inception) to
Condensed Consolidated Statements of Cash Flows	December 31, 2006	December 31, 2005	December 31, 2006
Cash flows from operating activities:
Net (loss)	$(2,557,151)	$(55,226)	$(5,298,562)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation	14,085	5,639	34,535
Stock-based compensation	103,666	277,648	1,430,958
Inventory impairment	210,307	-	210,307
Amortization of debt issuance costs	100,690	-	218,160
Amortization of debt discount	990,460	192,833	1,959,070
Amortization of original issue discount	186,813	43,466	407,076
Stock issued to debenture holders for interest expense	72,708	-	93,254
Fair value of warrants issued for services	-	204,834	204,834
Warrant valuation (income)	-	(1,228,009)	(2,112,867)
Changes in other current assets and liabilities:
Inventory	16,561	(441,148)	(323,848)
Other current assets	(9,935)	(1,140)	(10,101)
Other assets	-	1,100	(2,000)
Accounts payable & accrued liabilities	331,021	(33,192)	363,451
Net cash (used in) operating activities	(540,775)	(1,033,195)	(2,825,733)
Cash flow from investing activities
Purchase of equipment	(6,706)	(9,935)	(142,504)
Net cash (used in) investing activities	(6,706)	(9,935)	(142,504)
Cash flow from financing activities
Proceeds from sale of common stock	-	-	1,901,000
Proceeds from sale of convertible debentures	-	2,759,229	3,078,080
Repayment of convertible debentures	-	-	(488,584)
Debt issuance costs	-	-	(318,850)
Net cash provided by financing activities	-	2,759,229	4,171,646
Increase (decrease) in cash and cash equivalents	(547,481)	1,716,099	1,203,409

Cash and cash equivalents, beginning of period	1,841,001	1,246,242	90,111

Cash and cash equivalents, end of period	$1,293,520	$2,962,341	$1,293,520
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$24,429
Income taxes paid	$-	$-	$-
Supplemental disclosure of non-cash investing
and financing activities:
Payment of debentures in common stock	$336,130	$-	$665,919
Debt issuance costs	$-	$318,850	$318,850
Warrant discount recorded upon issuance of debentures	$-	$-	$3,078,080

The accompanying notes are an integral part of these condensed consolidated financial statements id-Confirm, Inc.

(A development stage company)

Notes to Condensed Consolidated Financial Statements

1. Organization and Business

id-Confirm, Inc. (a development stage company) was incorporated in Nevada on October 29, 1999, and herein is referred to as “the Company” or “id-Confirm (Nevada)”. Prior to a name change on December 29, 2004, id-Confirm (Nevada) was known as Fidelity Capital Concepts Limited. On July 25, 2005, the Company also changed its fiscal year end from December 31 to June 30.

As of December 31, 2006, the Company had minimal revenue and is in the development stage of designing and marketing biometric identity recognition and verification technology and related products. Principal activities to date have consisted of organizing the Company, developing a business plan, assembling a management team and network of professional consultants and professionals, preliminary product design and capital formation.

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

(b) Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company is in the development stage, is wholly reliant on its ability to raise additional capital for future financing needs and has had minimal revenues, saleable product, service or other business operations through December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2006, the results of operations for the six months and three months ended December 31, 2006 and 2005, and the period from inception (October 29, 2004) to December 31, 2006, and the cash flows for the six months ended December 31, 2006 and 2005, and the period from inception (October 29, 2004) to December 31,2006. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of June 30, 2006 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission.

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

(d) Stock-Based Compensation

The Company has adopted the fair value method of accounting for stock-based compensation recommended by SFAS No. 123R, “Share-Based Payment”.

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

(A development stage company)

Notes to Condensed Consolidated Financial Statements

2. Significant Accounting Policies (continued)

(e) Comprehensive Income

The Company had no items of comprehensive income for the three or six months ended December 31, 2006, or for the period from October 28, 2004 (inception) through December 31, 2006.

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

In addition, the Company issued 244,292 long term and 244,292 short term warrants to the placement agent, issued on the same terms as the debentureholders’ warrants. These warrants were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in partial payment of placement fees in connection with the sale of the convertible debentures to the other selling stockholders.

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

In addition, on October 16, 2006, the Company filed a new registration statement to register additional shares underlying the debentures so that future debt payments could be made in shares of common stock as provided for in the debenture agreement. This registration statement is not yet effective.

4. Stockholders’ Equity

In October 2006, the Company issued restricted stock grants to employees totalling 1,350,000 shares as past due compensation and sign-on bonuses for their employment. This stock was valued at $.06 per share, and the fair value of the Company’s stock at the time of the grant, and recorded as compensation expense in the accompanying financial statements.

5. Related Party Transactions

During the six months ended December 31, 2006, the Company recorded revenue of $4,300 from a firm in which a former officer and director of the Company, is a major stockholder. These sales were made on favorable terms to the entity.

In addition, the Company purchased office equipment totalling $6,705 form an entity controlled by a former officer and major stockholder.

The Company leases office space from a former officer and major stockholder. Rental payments made under the operating lease for the six months ended December 31, 2006 and 2005 were $22,200 and $7,300 respectively.

6. Subsequent Events

In January 2007, the Company re-negotiated the remaining term of its office lease with a former officer and major stockholder and will be released from the remaining term of the lease effective March 31, 2007.

On January 9, 2007, a second debenture holder filed a formal notice of default with the Company claiming acceleration of the outstanding principal balance, accrued interest and penalties due. The Company owes this holder approximately $194,000 at the time of default.

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

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. To date, we have had $61,292 of revenues and we expect sales to grow in the next quarter. Despite our expectations, there are no assurances that revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve anticipated revenues or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

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

On October 5, 2005, we announced that we entered into a Distributorship Agreement with BBD Best Brands Distribution Ltd. effective August 31, 2005. This agreement sets forth terms and conditions for the delivery of our biometric security devices and accompanying software to BBD for distribution in the Black Sea Region. In the first year of the three-year agreement, we would deliver mobile biometric products, touchStar biometric time and attendance devices as well as USB biometric flash drives. The initial shipment would include 220 USB biometric flash drives (1GB) and 20 touchStar devices. The agreement sets forth terms that as sales occur additional product will be shipped from our Company to maintain a base inventory at BBD. To date there has been no further activity related to this contract other than the initial shipment of product in June 2006.

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $1,500,000 during the upcoming twelve-month period ending December 31, 2007 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit software engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, develop our manufacturing capabilities, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ended December 31, 2007

Operating Expenses
Sales and Marketing	$477,000
Research and Development	44,000
General and Administrative	979,000
Total Operating Expenses	$1,500,000

At December 31, 2006, we had net working capital of $1,404,000 exclusive of our debentures and related default penalties. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Our Board of Directors is continuing to conduct an analysis of our business plan. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Sales and Marketing

We are promoting our products and accompanying software through multiple channels, namely through soliciting master distributors in the United States, through value added resellers and through our own sales team. We plan to direct our marketing effort to target sales involved with network security. We anticipate that we will expend approximately $477,000 during the twelve-month period ending December 31, 2007 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Research and Development

As a development stage company with a unique multi-faceted technique for biometric authentication devices, of the current year budget has been spent on research and development. We spent a minimal amount for the quarter ended December 31, 2006 on research and development activities since the initial development of the product is complete. From October 28, 2004 (inception) through December 31, 2006 we have spent over $470,000 on research and development activities. We expect that our annual research and development expenses will continue as we complete work on products currently in development.

We anticipate expending approximately $44,000 during the twelve-month period ending December 31, 2007 on research and development activities. We intend to develop our own key components as part of our objective to reduce product cost.

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

Employees

As of January 31, 2007, we employed 6 full-time people. We expect that we will add employees, mostly in the sales and sales support areas which will cause a substantial increase in the amount of money spent on salaries.

General and Administrative Expenses

We expect to spend over $979,000 during the twelve-month period ending December 31, 2007 on general and administrative expenses including legal and auditing fees, insurance, public relations, investor relations, salaries, rent, office supplies and other administrative related expenses.

Future Operations

We have generated $61,000 of gross sales revenues since the inception of our Company to December 31, 2006. Consequently, we have incurred losses of $1,565,000 for the three months ended December 31, 2006, and $5,299,000 from inception through December 31, 2006.

Management of the Company projects that we will require a minimum $300,000 to fund our ongoing working capital requirements and product purchases for the twelve-month period ending December 31, 2007. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

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

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products and technology. To date, we have incurred significant expenses in product development and administration in order to ready our products and software for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $300,000 to carry out our business plan for the twelve months ending December 31, 2007. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On January 9, 2007, a second debenture holder filed a formal notice of default with the Company claiming acceleration of the outstanding principal balance, accrued interest and penalties due. The Company owes this holder approximately $194,000 at the time of default.

Item 4. Submission of Matters to a Vote of Security Holders

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

Date: February 20, 2007