Form 10QSB
period 2007-03-31
ID-CONFIRM, INC.
filed 2007-05-15
CIK 1111696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  0-50489

ID-CONFIRM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0222930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2632 Blake Street, Suite 102, Denver, CO 80205
(Address of principal executive offices)

303.458.5727
(Issuer’s telephone number)

1800 Boulder Street, Suite 400, Denver, CO 80211-6400
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

71,008,835 common shares issued and outstanding as of April 30, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

	Page
Item 1.	Financial Statements	.3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	14
Item 3.	Controls and Procedures	22

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

id-Confirm, Inc. (A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2007

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2007 and June 30, 2006......................................4

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2007

and 2006, and from October 28, 2004 (inception) through March 31, 2007...............................................5

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) from October 28, 2004 (inception)

through March 31, 2007 ..........................................................................................................6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2007 and 2006,

and from October 28, 2004 (inception) through March 31, 2007..........................................................7

Notes to Condensed Consolidated Financial Statements as of March 31, 2007..........................................9

id-Confirm, Inc.
(a development stage company)

Condensed Consolidated Balance Sheets	March 31, 2007 (unaudited)	June 30, 2006 (audited)

ASSETS
Current Assets
Cash and cash equivalents	$888,724	$1,841,001
Inventory	11,002	340,409
Other current assets	8,894	-
Total current assets	908,620	2,181,410

Furniture, fixtures and equipment, net of accumulated depreciation of $29,741 and $20,449, respectively	92,947	115,348
Debt issuance costs, net of accumulated amortization of $268,507 and $117,472, respectively	50,345	201,380
Other assets	22,212	2,166

Total Assets	$1,074,124	$2,500,304

LIABILITIES
Current Liabilities
Accounts payable	$41,334	$35,204
Accrued liabilities	623,567	-
Convertible senior secured debentures, net of discounts	1,743,025	370,500
Total current liabilities	2,407,926	405,704
Deferred compensation payable	43,333	-
Total Liabilities	2,451,259	405,704
STOCKHOLDERS’ EQUITY (Deficit)
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-

Common Stock, $0.0001 par value, 200,000,000 shares authorized, 71,008,835 and 55,968,467 shares issued and outstanding, respectively	7,101	5,597

Additional paid-in capital	5,780,882	4,830,414
(Deficit) accumulated during development stage	(7,165,118)	(2,741,411)
Total Stockholders' Equity (Deficit)	(1,377,135)	2,094,600

Total Liabilities and Stockholders' Equity (Deficit)	$1,074,124	$2,500,304

The accompanying notes are an integral part of these condensed consolidated financial statements

4

id-Confirm, Inc.
(a development stage company)					For the Period from
	For the three	For the three	For the nine	For the nine	October 28, 2004
	months ended	months ended	months ended	months ended	(inception) to
Condensed Consolidated Statements of Operations	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
		(restated)		(restated)
Gross revenues	$ 2,470	$ 1,846	$ 13,031	$ 6,491	$ 63,763

Cost of goods sold	494	706	8,500	3,031	41,116

Gross profit	1,976	1,140	4,531	3,460	22,647

Operating expenses:
Research and development	330	-	15,429	-	471,178
Selling, general and administrative	385,764	446,417	969,088	1,030,746	2,689,697
Inventory impairment	106,665	-	316,972	-	316,972
Deferred compensation expense	43,333	-	43,333	-	43,333
Stock based compensation	208,000	134,424	311,666	412,072	1,638,958
Impairment of fixed assets	37,980	-	37,980	-	37,980
Total operating expenses	782,072	580,841	1,694,468	1,442,818	5,198,118

Loss from operations	(780,096)	(579,701)	(1,689,937)	(1,439,358)	(5,175,471)

Other income (expense)
Interest income	12,556	26,355	45,712	43,909	113,896
Interest (expense)	(1,099,018)	(503,136)	(2,779,482)	(944,269)	(4,216,410)
Warrant valuation income	-	884,858	-	2,112,867	2,112,867
Total other income (expense)	(1,086,462)	408,077	(2,733,770)	1,212,507	(1,989,647)

Loss before income tax	(1,866,558)	(171,624)	(4,423,707)	(226,851)	(7,165,118)

Income tax	-	-	-	-	-

Net loss	$ (1,866,558)	$ (171,624)	$ (4,423,707)	$ (226,851)	$ (7,165,118)

Net loss per share-basic and diluted	$ (0.03)	$ (0.00)	$ (0.07)	$ (0.00)	$ (0.13)

Weighted average number of common shares outstanding, basic and diluted	65,848,613	51,000,000	62,957,729	51,000,000	54,466,268

The accompanying notes are an integral part of these condensed consolidated financial statements

5

id-Confirm, Inc.
(a development stage company)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)				(Deficit)
Period from October 28, 2004 (inception) to March 31, 2007				accumulated	Total
			Additional	during	Stockholders'
	Common Stock		paid-in	development	Equity
	Shares	Amount	capital	stage	(Deficit)
Inception, October 28, 2004	49,200,000	$4,920	$83,417	$-	$88,337

Common shares and warrants issued for cash	1,000,000	100	899,900	-	900,000
Exercise of stock purchase warrants	800,000	80	999,920	-	1,000,000
Stock based compensation	-	-	864,133	-	864,133
Net loss for the year ended June 30, 2005	-	-	-	(1,603,255)	(1,603,255)

BALANCES as of June 30, 2005	51,000,000	5,100	2,847,370	(1,603,255)	1,249,215
Fair value of detachable warrants issued in
conjunction with the convertible debentures	-	-	965,213	-	965,213
Fair value of common stock warrants issued to
convertible debenture placement agent	-	-	204,834	-	204,834
Stock based compensation	-	-	260,659	-	260,659
Common stock issued in payment of principal and
interest on convertible debentures	2,718,467	272	350,063	-	350,335
Fair value of stock issued for services	2,250,000	225	202,275	-	202,500
Net loss for the year ended June 30, 2006	-	-	-	(1,138,156)	(1,138,156)

BALANCES as of June 30, 2006	55,968,467	5,597	4,830,414	(2,741,411)	2,094,600
Common stock issued in payment of principal and
interest on convertible debentures	9,490,368	949	639,357	-	640,306
Stock based compensation	5,350,000	535	303,131	-	303,666
Fair value of stock issued for services	200,000	20	7,980	-	8,000
Net loss for the nine months ended March 31, 2007	-	-	-	(4,423,707)	(4,423,707)

BALANCES as of March 31, 2007	71,008,835	$7,101	$5,780,882	$(7,165,118)	$(1,377,135)

The accompanying notes are an integral part of these condensed consolidated financial statements

6

id-Confirm, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows	For the nine months ended March 31, 2007	For the nine months ended March 31, 2006	Period from October 28, 2004 (inception) to March 31, 2007
Cash flows from operating activities:
Net (loss)	$(4,423,707)	$(226,851)	$(7,165,118)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operations:
Depreciation and amortization	22,135	8,462	42,585
Stock-based compensation	311,666	412,072	1,638,958
Deferred compensation	43,333	-	43,333
Inventory impairment	329,407	-	329,407
Loss on impairment of fixed assets	37,980	-	37,980
Amortization of debt issuance costs	151,035	59,786	268,505
Amortization of discount on debentures	1,573,195	549,003	2,541,805
Amortization of original issue discount	284,149	130,647	504,412
Stock issued to debenture holders for interest expense	155,487	-	176,033
Issuance of warrants for underwriting services	-	204,834	204,834
Warrant valuation (income)	-	(2,112,867)	(2,112,867)
Changes in other assets and liabilities:
Accounts receivable	-	(1,350)	-
Inventory	-	(369,994)	(340,409)
Other assets	(28,940)	1,034	(31,106)
Accounts payable and accrued liabilities	629,697	32,145	662,127
Net cash (used in) operating activities	(914,563)	(1,313,079)	(3,199,521)
Cash flow from investing activities:
Purchase of furniture, fixtures and equipment	(37,714)	(60,645)	(173,512)
Net cash (used in) investing activities	(37,714)	(60,645)	(173,512)
Cash flow from financing activities:
Proceeds from sale of common stock	-	-	1,901,000
Proceeds from sale of convertible debentures	-	2,759,229	3,078,080
Repayment of convertible debentures	-	-	(488,584)
Debt issuance costs	-	-	(318,850)
Net cash provided by financing activities	-	2,759,229	4,171,646
Increase (decrease) in cash and cash equivalents	(952,277)	1,385,505	798,613

Cash and cash equivalents, beginning of period	1,841,001	1,246,242	90,111

Cash and cash equivalents, end of period	$888,724	$2,631,747	$888,724
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$24,429
Income taxes paid	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities: Payment of debentures in common stock	$484,819	$-	$484,819
Debt issuance costs	$-	$318,850	$318,850
Warrant discount recorded upon issuance of debentures	$-	$-	$3,078,080
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

As of March 31, 2007, the Company had minimal revenue and is in the development stage of designing and marketing biometric identity recognition and verification technology and related products. Principal activities to date have consisted of organizing the Company, developing a business plan, assembling a management team and network of professional consultants and professionals, preliminary product design and capital formation.

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

Concurrently, id-Confirm (Nevada) disposed of a wholly-owned subsidiary to a director and shareholder for cancellation of 1,600,000 common shares and another shareholder surrendered 18,400,000. The subsidiary disposed of and accounted for all of id-Confirm (Nevada)’s prior business operations, and on the date of reorganization the net assets of the remaining non-operating entity were $87,337, consisting principally of cash and accounts payable.

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

(b) Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At present, the Company is in the development stage, is wholly reliant on its ability to raise additional capital for future financing needs and has had minimal revenues, saleable product, service or other business operations through March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans to address this uncertainty include completion of product design; development of a sales force and initiation of revenue producing activities. Management continues to aggressively pursue alternative financing arrangements to assist in meeting these goals.

id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements

(c) Subsidiary

In January 2007, Id-Confirm set up a new wholly-owned subsidiary, Secure Access LLC, a New Mexico limited liability company. On April 14, 2007 a bank account was opened at First Community Bank in New Mexico. An initial contribution of $100,000 was transferred from Id-Confirm to Secure Access.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 2007, the results of operations for the nine months and three months ended March 31, 2007 and 2006, and the period from inception (October 29, 2004) to March 31, 2007, and the cash flows for the nine months ended March 31, 2007 and 2006, and the period from inception (October 29, 2004) to March 31, 2007. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of June 30, 2006 is derived from the Company’s audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission.

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

(e) Comprehensive Income

The Company had no items of comprehensive income for the three or nine months ended March 31, 2007 and March 31, 2006, or for the period from October 28, 2004 (inception) through March 31, 2007.

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

Each monthly redemption requires the Company to pay $244,292 in cash. However, upon providing the appropriate notice to the debenture holders, in lieu of a cash redemption payment, the Company may elect to pay all or part of a redemption amount in shares based on a conversion price equal to the lesser of (i) the fixed conversion price of $0.60 and (ii) 75% of the average of the ten volume weighted average prices for the ten trading days immediately prior to the applicable monthly redemption date.

During the nine months ended March 31, 2007, the Company issued 9,490,368 shares of common stock in payment of $484,819 in principal on the convertible debentures. The excess of the fair market value of the shares issued over the redemption amount due was recorded as additional interest expense in the amount of $82,779 and $155,487 during the three and nine months ended March 31, 2007 and $155,487 for the period from inception to March 31, 2007.

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

In addition, the Company issued 244,292 long term and 244,292 short term warrants to the placement agent, issued under the same terms as the debenture holders’ warrants. These warrants were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in partial payment of placement fees in connection with the sale of the convertible debentures to the other selling stockholders.

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

4. Stockholders’ Equity (Deficit)

In October 2006, the Company issued restricted stock grants to employees totaling 1,350,000 shares as past due compensation and sign-on bonuses for their employment. This stock was valued at $.06 per share, the fair value of the Company’s stock at the time of the grant, and recorded as compensation expense in the accompanying consolidated financial statements.

In March 2007, the Company issued 2,000,000 shares of restricted stock to each of the two officers as "sign-on" bonuses. This stock was valued at $.05 per share, the fair value of the Company's stock at the time of the grant, and is recorded as compensation expense in the accompanying consolidated financial statements.

In addition, in March 2007, the Company issued restricted stock grants to a consultant totaling 200,000 as compensation. This stock was valued at $.04 per share, the fair value of the Company's stock at the time of the grant, and recorded as compensation expense in the accompanying consolidated financial statements.

5. Employment Agreements

In February 2007, The Company entered into two executive employment agreements with two officers of the Company. We have agreed to pay each officer $250,000 per year of which a certain declining percentage will be deferred. The deferred compensation is recorded as deferred compensation expense in the accompanying consolidated financial statements. These agreements shall continue until January 31, 2011, after which time, they shall renew automatically from employment year to year (July 1 to June 30).

id-Confirm, Inc. (A development stage company)
Notes to Condensed Consolidated Financial Statements

Payout of this deferred compensation, subject to the discretion of the Board of Directors, will occur on the earliest to occur of the following: a) change of control; b) profitability of the Company; c) death or disability; d) additional funding; or e) corporate insolvency.

6. Related Party Transactions

During the nine months ended March 31, 2007, the Company recorded revenue of $4,300 from a firm in which a former officer and director of the Company is a major stockholder. These sales were made on favorable terms to the entity.

In addition, the Company purchased office equipment totaling $6,705 form an entity controlled by a former officer and major stockholder.

The Company leased office space from a former officer and major stockholder. Rental payments made under the operating lease for the nine months ended March 31, 2007 and 2006 were $35,100 and $19,000 respectively. In January 2007, the Company re-negotiated the remaining term of its office lease with the former officer and major stockholder and was released from the remaining term of the lease effective March 31, 2007.

7. New Lease Commitments

In connection with the rental of office/operations space, the Company entered into a 3-year operating lease with Blake Street Housing Partners, LLLP. The term of the lease is from March 15, 2007 through March 14, 2010. Future rentals under the lease are as follows:

Year	Rental
One	$43,707
Two	44,992
Three	46,278
$134,978

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Biometrics is automated methods of identifying a person or verifying the identity of a person based on physiological or behavioral characteristics. Biometric technologies are becoming the foundation of an extensive array of highly secure identification and personal verification solutions. Essentially, all current biometric technologies work on the same principle. Each user is enrolled by the biometrics system and a copy of the enrollment data is stored in a secured database. When users present themselves for authentication, a new scan/sample is taken and compared with the one stored in the secured database. If the new sample matches, verification is confirmed. To date, our company and its management have developed intellectual property, software applications and technology with respect to mobile personal biometrics. We are a development stage company and will require significant debt or equity financing to continue the development of our intellectual property, software and technology and to continue as a going concern.

We are still in our infancy as a viable commercial entity, and consequently our focus has been on the identification of market needs, the development of products and services to meet these needs, and the branding of our company and our services. We anticipate that the expected growth in revenues will assist us in attracting additional financing to allow us to add the needed resources in order to further support the growth of our operations. To date, we have had $63,762 of revenues and we expect sales to grow in the next quarter. Despite our expectations, there are no assurances that revenues can be achieved, or that we will be able to attract additional financing on acceptable terms, if at all. Should we be unable to achieve anticipated revenues or to attract additional financing on acceptable terms, our ongoing business and future success may be adversely affected.

On August 2, 2005, we announced the availability of our one gigabyte memory device (SDD) for sale through our e-store. This device, which is about the size of an adult thumb and works with any USB-enabled computer, will allow the user to transport files in a secure environment from computer to computer (as in a work or school environment). Activated by the owner’s unique fingerprint, the memory device creates a secure method of storing and transporting confidential computer files and making them only available to its owner on any computer. To use the device, the owner initializes it to recognize only the owner’s biometrics. Each memory device can recognize up to four unique fingerprints. Data information is then stored on the memory device and it is removed and/or copied from the home or office computer. To access data files on it, away from the home or office computer, the user merely inserts the device into the USB port of any computer, opens it with his or her fingerprint, and then retrieves files in the traditional way.

On August 8, 2005, we announced that we were assigned patent rights from Robert A. Morrison IV and Ronald N. Baird, our former directors and officers, for a new mobile biometric communications device incorporating several unique innovations. No consideration was issued by us for this assignment. The device combines the attributes of a mobile telephone, with biometric security features, and the characteristics of a credit identification system. The mobile biometric communications device is designed to take the place of a number of devices and identification mechanisms that people carry with them on a day-to-day basis. The product is designed to add security both to the use of a mobile communications system as well as credit verification methods.

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

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $1,500,000 during the upcoming twelve-month period ending March 31, 2008 to secure initial product orders, build market channels, support customer trials, complete independent product evaluations, recruit software engineers and marketing staff, conduct continued research and development on our new products, launch a marketing program, develop our manufacturing capabilities, and for working capital. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ended March 31, 2008

Operating Expenses
Sales and Marketing	$477,000
Research and Development	44,000
General and Administrative	979,000
Total Operating Expenses	$1,500,000

At March 31, 2007, we had net working capital of $243,719 exclusive of our debentures and related default penalties. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Our Board of Directors is continuing to conduct an analysis of our business plan. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Sales and Marketing

We are promoting our products and accompanying software through multiple channels, namely through soliciting master distributors in the United States, through value added resellers and through our own sales team. We plan to direct our marketing effort to target sales involved with network security. We anticipate that we will expend approximately $477,000 during the twelve-month period ending March 31, 2008 on sales and marketing activities, including the salaries for new and existing employees and consultants involved in sales and marketing.

Research and Development

As a development stage company with a unique multi-faceted technique for biometric authentication devices, of the current year budget has been spent on research and development. We spent a minimal amount for the quarter ended March 31, 2007 on research and development activities since the initial development of the product is complete. From October 28, 2004 (inception) through March 31, 2007 we have spent over $470,000 on research and development activities. We expect that our annual research and development expenses will continue as we complete work on products currently in development.

We anticipate expending approximately $44,000 during the twelve-month period ending March 31, 2008 on research and development activities. We intend to develop our own key components as part of our objective to reduce product cost.

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

Capital Expenditures

In March, 2007 we moved our operating facility and, during that process, we identified impaired property, plant and equipment and impaired inventory. These were recorded as a loss on impairment of fixed assets and a loss on impairment of inventory, respectively, in the accompanying condensed consolidated financial statements.

We intend to invest a minimal amount during the twelve-month period ending March 31, 2008 in additional servers, computers and other equipment as we focus on gaining commercial traction for the existing products.

Employees

As of April 30, 2007, we employed 4 full-time people. We expect that we will add employees, mostly in the sales and sales support areas which will cause a substantial increase in the amount of money spent on salaries.

General and Administrative Expenses

We expect to spend approximately $979,000 during the twelve-month period ending March 31, 2008 on general and administrative expenses including legal and auditing fees, insurance, public relations, investor relations, salaries, rent, office supplies and other administrative related expenses.

Future Operations

We have generated $64,000 of gross sales revenues since the inception of our Company to March 31, 2007. Consequently, we have incurred losses of $1,867,000 for the three months ended March 31, 2007, and $7,165,000 from inception through March 31, 2007.

Management of the Company projects that we will require a minimum $300,000 to fund our ongoing working capital requirements and product purchases for the twelve-month period ending March 31, 2008. These estimates do not include any unanticipated capital requirements that may be needed should we identify any products or business acquisitions that may add value to our current product and service offerings.

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

Our company has had negative cash flows from operations as we have not yet commenced the sale of our products and technology. To date, we have incurred significant expenses in product development and administration in order to ready our products and software for market. Our business plan calls for additional significant expenses necessary to bring our biometric products to market. We have estimated that we will require approximately $610,000 to carry out our business plan for the twelve months ending March 31, 2008. There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to bring our products into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. In particular, additional capital may be required in the event that:

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

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products and software may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products and software must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products and software or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products and software may not be favorably received.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President, Chief Operating Officer and Interim Chief Financial Officer and our Chief Executive Officer. Based upon that evaluation, our company’s President, Chief Operating Officer, and Interim Chief Financial Officer and our Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of the shareholders of id-Confirm, Inc. was held at #1800 Boulder Street, Suite 400, Denver, CO 80211-6400, on Friday, October 6, 2007, at 10:00 a.m. local time, for the purposes of approving:

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

10.13      Employment contracts dated effective February 1, 2007 between id-Confirm Inc. and Breen and between id-Confirm Inc. and Grasch (incorporated by reference from our Current Report on Form 8-K filed on March 19, 2007).

(14)	Code of Ethics

14.1        Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 28, 2005).

(16)	Letter on change in certifying accountant

16.1        Letter from Moore Stephens Ellis Foster Ltd. regarding change in independent accountant (incorporated by reference from our Current Report on Form 8-K filed on July 29, 2005).

(21)	Subsidiaries
21.1	id-Confirm Inc. (a Colorado company)
(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

id-CONFIRM, INC.

By: /s/ Thomas A. Breen

Thomas A. Breen

President, Secretary, Principal Financial Officer and Director

(Principal Executive Officer)

Date: May 15, 2007